Form 10-Q
period 2020-09-30
Kismet Acquisition One Corp
filed 2020-11-10
CIK 1814824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38823

KISMET ACQUISITION ONE CORP

(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	N/A
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

850 Library Avenue, Suite 204, Newark, Delaware	19715
(Address of Principal Executive Offices)	(Zip Code)

(302) 738-6680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share and one-half of one Warrant	KSMTU	The Nasdaq Stock Market LLC
Ordinary Shares, no par value	KSMT	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Ordinary Share at an exercise price of $11.50	KSMTW	The Nasdaq Stock Market LLC

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

As of November 6, 2020, 31,750,000 ordinary shares, no par value, were issued and outstanding.

KISMET ACQUISITION ONE CORP

Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Unaudited Condensed Balance Sheet as of September 30, 2020	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2020 and the period from June 3, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholder’s Equity for the three months ended September 30, 2020 and for the period from June 3, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the period from June 3, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

KISMET ACQUISITION ONE CORP

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

Assets:
Current assets:
Cash	$931,960
Prepaid expenses	495,260
Total current assets	1,427,220
Investments held in Trust Account	250,014,736
Total assets	$251,441,956

Liabilities and Shareholder’s Equity:
Current liabilities:
Accounts payable	$273,543
Accrued expenses	87,516
Due to related party	27,023
Total current liabilities	388,082
Deferred underwriting commissions in connection with the initial public offering	8,750,000
Total liabilities	9,138,082

Commitments and Contingencies
Ordinary shares, no par value; unlimited shares authorized; 23,730,387 shares subject to possible redemption at $10.00 per share	237,303,870

Shareholders’ Equity:
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 8,019,613 shares issued and outstanding (excluding 23,730,387 shares subject to possible redemption)	5,188,763
Accumulated deficit	(188,759)
Total shareholders’ equity	5,000,004
Total Liabilities and Shareholders’ Equity	$251,441,956

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION ONE CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
	For the Three Months Ended	June 3, 2020 (inception) to
	September 30, 2020	September 30, 2020
Operating expenses
General and administrative expenses	$173,275	$183,495
Administrative fee - related party	20,000	20,000
Total operating expenses	193,275	203,495
Net gain from investments held in Trust Account	14,736	14,736
Net loss	$(178,539)	$(188,759)

Weighted average shares outstanding of Founder Shares, basic and diluted	6,750,000	6,750,000

Basic and diluted net loss per share, Founder Shares	$(0.03)	$(0.03)

Weighted average shares outstanding of ordinary shares, basic and diluted	25,000,000	25,000,000

Basic and diluted net loss per share, ordinary shares	$0.00	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION ONE CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance - June 3, 2020 (inception)	-	$-	$-	$-
Issuance of ordinary shares to Sponsor	7,687,500	25,000	-	25,000
Net loss	-	-	(10,220)	(10,220)
Balance - June 30, 2020	7,687,500	$25,000	$(10,220)	$14,780
Sale of units in initial public offering, gross	25,000,000	250,000,000	-	250,000,000
Offering costs	-	(14,282,367)	-	(14,282,367)
Sale of private placement units to Sponsor in private placement	-	6,750,000	-	6,750,000
Ordinary shares forfeited	(937,500)	-	-	-
Shares subject to possible redemption	(23,730,387)	(237,303,870)	-	(237,303,870)
Net loss	-	-	(178,539)	(178,539)
Balance - September 30, 2020	8,019,613	$5,188,763	$(188,759)	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION ONE CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 3, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$(188,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(495,260)
Unrealized gain from investments held in Trust Account	(14,736)
Accounts payable	273,543
Accrued expenses	12,516
Net cash used in operating activities	(412,696)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds received under note payable issued to related party	191,071
Repayment of note payable to related party	(191,071)
Proceeds received from initial public offering, gross	250,000,000
Offering costs paid	(5,432,367)
Proceeds received from private placement	6,750,000
Advances from related party	27,023
Net cash provided by financing activities	251,344,656

Net change in cash	931,960
Cash - beginning of the period	-
Cash - end of the period	$931,960

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions	$8,750,000
Initial value of ordinary shares subject to possible redemption	$237,443,130
Change in value of ordinary shares subject to possible redemption	$(139,264)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION ONE CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Kismet Acquisition One Corp (the “Company”) was newly incorporated in the British Virgin Islands on June 3, 2020 as a business company with limited liability and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on companies in the telecommunications infrastructure, internet and technology and consumer goods and services sectors operating in Russia. The Company has neither engaged in any operations nor generated revenue to date. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).

At September 30, 2020, the Company had not yet commenced operations. All activity for the period from June 3, 2020 (inception) through September 30, 2020 relates to the Company’s formation, the preparation for its initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Kismet Sponsor Limited, a business company incorporated in the British Virgin Islands with limited liability (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 5, 2020. On August 10, 2020, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.3 million, inclusive of approximately $8.8 million in deferred underwriting commissions (Note 6). The Company granted the underwriter a 45-day option to purchase up to an additional 3,750,000 Units at the Initial Public Offering price to cover over-allotments, if any.  The over-allotment option expired unexercised on September 19, 2020.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,750,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $6.8 million (Note 4).

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

KISMET ACQUISITION ONE CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity on the condensed balance sheets in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval of a Business Combination, it will complete the Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem such shareholder’s Public Shares irrespective of whether such shareholder votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and the Sponsor and the Company’s officers and directors have agreed to vote any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Sponsor has agreed to waive its redemption rights with respect to its Founder Shares and the Sponsor and the Company’s officers and directors have agreed to waive their redemption rights with respect to any Public Shares owned by them in connection with the completion of a Business Combination.

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

KISMET ACQUISITION ONE CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor should acquire Public Shares after the Initial Public Offering, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from June 3, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on August 14, 2020 and August 7, 2020, respectively.

Emerging Growth Company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

KISMET ACQUISITION ONE CORP

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

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2020, the Company had approximately $0.9 million in its operating bank account and working capital of approximately $1.0 million.

Through September 30, 2020, the Company’s liquidity needs were satisfied through a payment of $25,000 from Sponsor to cover certain offering costs in exchange for the issuance of the Founder Shares and a loan of approximately $191,000 from the Sponsor pursuant to the Note (see Note 4). Subsequent to the consummation the Initial Public Offering, the Company’s liquidity needs were also satisfied with net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note balance of approximately $191,000 on August 12, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, there were no amounts outstanding under the Working Capital Loans.

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

KISMET ACQUISITION ONE CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and any investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of September 30, 2020 is comprised of investments in U.S. Treasury securities having a maturity of 185 days or less or investments in money market funds that comprise only U.S. government securities.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments.  The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. government securities and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets.

KISMET ACQUISITION ONE CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and were charged to additional paid-in capital upon the completion of the Initial Public Offering in August 2020.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 23,730,387 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 937,500 ordinary shares that were subject to forfeiture if the option to purchase additional Units is not exercised by the underwriters (see Note 7). On September 17, 2020, the underwriters notified the Company that the over-allotment was not exercised, and as a result, 937,500 ordinary shares were forfeited and cancelled, effective as of September 19, 2020. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 19,250,000 ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Share-based Compensation

The Company expenses share-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company recognizes the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation would be recognized in general and administrative expense in the condensed statements of operations.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

KISMET ACQUISITION ONE CORP

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 8, 2020, the Company issued 6,250,000 ordinary shares to the Sponsor (the “Founder Shares”). The Sponsor paid for certain offering costs of $25,000 on behalf of the Company in exchange for issuance of the Founder Shares. In July 2020, the Company performed a 1.23 share split resulting in the Sponsor holding an aggregate of 7,687,500 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The Sponsor had agreed to forfeit up to an aggregate of 937,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of ordinary shares to be sold pursuant to the Forward Purchase Agreement (as defined below). On September 17, 2020, the underwriters notified the Company that the over-allotment option was not exercised; as a result, these Founder Shares were forfeited, effective as of September 19, 2020.

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

Related Party Loans

On June 10, 2020, the Sponsor agreed to loan the Company up to $200,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the date the Company consummated the Initial Public Offering. The Company borrowed approximately $191,000 under the Note and repaid the Note in full on August 12, 2020.

KISMET ACQUISITION ONE CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2020, the Company had no borrowings under the Working Capital Loans. However, as of September 30, 2020, there was an advance from the Sponsor of approximately $7,000 outstanding.

Administrative Services Agreement

Commencing on the date that of the Company’s final prospectus, the Company agreed to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. The Company incurred $20,000 in these fees for the three months ended September 30, 2020 and for the period from June 3, 2020 through September 30, 2020. As of September 30, 2020, these fees are payable and included as Due to related party on the condensed balance sheet. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus to purchase up to 3,750,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On September 17, 2020, the underwriters notified the Company that the over-allotment option was not exercised; as a result, 937,500 Founder Shares were forfeited, effective as of September 19, 2020.

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

KISMET ACQUISITION ONE CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDER’S EQUITY

Ordinary Shares

The Company is authorized to issue unlimited ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. On June 8, 2020, the Company issued 6,250,000 ordinary shares. In July 2020, the Company performed a 1.23 share split resulting in the Sponsor holding an aggregate of 7,687,500 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. Of these 7,687,500 Founder Shares, 937,500 were subject to forfeiture by the Sponsor (or its permitted transferees) on a pro rata basis depending on the extent to which the underwriters’ option to purchase additional units was exercised. On September 17, 2020, the underwriters notified the Company that the over-allotment option was not exercised; thus, the 937,500 ordinary shares were forfeited, effective as of September 19, 2020. As of September 30, 2020, there were 31,750,000 ordinary shares issued and outstanding, consisting of 6,750,000 Founder Shares and 25,000,000 Public Shares (of which 23,730,387 shares are subject to possible redemption).

Preferred Shares

The Company is authorized to issue without shareholder approval of an unlimited number of preferred shares with no par value, divided into five classes, through Class E (collectively, the “preferred shares”) each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. As of September 30, 2020, there were no preferred shares issued or outstanding.

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

The warrants have an exercise price of $11.50 per share and will expire in five years after the completion of a Business Combination or earlier upon redemption or liquidation.

KISMET ACQUISITION ONE CORP

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

Share Options

In August 2020, the Company granted option awards to three of its independent directors that contain both a performance condition and service condition. Each option award is an option to purchase 40,000 ordinary shares at an exercise price of $10.00 per share which vest upon the consummation of the initial Business Combination and will expire in five years after the date on which they first become exercisable. The Company has determined that the consummation of an initial Business Combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized as of September 30, 2020.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through November 6, 2020, the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

Overview

Kismet Acquisition One Corp was newly incorporated in the British Virgin Islands on June 3, 2020 as a business company with limited liability and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses or entities (“Business Combination”). Although we are not limited to a particular industry or geographic region for purposes of consummating a Business Combination, we intend to focus on companies in the telecommunications infrastructure, internet and technology and consumer goods and services sectors operating in Russia. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

At September 30, 2020, we had not yet commenced operations. All activity for the period from June 3, 2020 (inception) through September 30, 2020 relates to our formation, our initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a potential target. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We have selected December 31 as our fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, we consummated a private placement (the “Private Placement”) of 6,750,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, to our Sponsor, generating gross proceeds of approximately $6.8 million.

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

Results of Operations

Our entire activity since inception up to September 30, 2020 was in preparation for our formation and the preparation of the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the period from June 3, 2020 (inception) through September 30, 2020, we had a net loss of approximately $189,000, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $0.9 million in our operating bank account, and working capital of approximately $1.0 million.

Through September 30, 2020, our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to cover certain offering costs in exchange for the issuance of the Founder Shares, a loan from our Sponsor pursuant to a promissory note (the “Note”) of $191,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note balance of approximately $191,000 on August 12, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with loans (the “Working Capital Loans”). As of September 30, 2020, there were no amounts outstanding under the Working Capital Loans.

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

Related Party Transactions

Founder Shares

On June 8, 2020, we issued 6,250,000 ordinary shares to our Sponsor (the “Founder Shares”). Our Sponsor paid for certain offering costs of $25,000 on behalf of the Company in exchange for issuance of the Founder Shares. In July 2020, we performed a 1.23 share split resulting in our Sponsor holding an aggregate of 7,687,500 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The Sponsor had agreed to forfeit up to an aggregate of 937,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of ordinary shares to be sold pursuant to the Forward Purchase Agreement (as defined below). On September 17, 2020, the underwriters notified us that the over-allotment option was not exercised; as a result, these Founder Shares were forfeited, effective as of September 19, 2020.

Our Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (x) one year after the date of the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the last reported sale price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, we consummated a Private Placement of 6,750,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to our Sponsor, generating gross proceeds of approximately $6.8 million.

Each whole Private Placement Warrant is exercisable for one whole ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Related Party Loans

On June 10, 2020, our Sponsor agreed to loan us up to $200,000 to be used for the payment of costs related to the Initial Public Offering pursuant to the Note. The Note was non-interest bearing, unsecured and due upon the date the Company consummated the Initial Public Offering. The Company repaid the balance of the Note of approximately $191,000 in full on August 12, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds pursuant to the Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2020, there were no amounts outstanding under the Working Capital Loans. However, as of September 30, 2020, there was an advance from our Sponsor of approximately $7,000 outstanding.

Administrative Services Agreement

Commencing on the date of the final prospectus for the Initial Public Offering, we agreed to pay an affiliate of our Sponsor a total of up to $10,000 per month for office space, administrative and support services. We incurred $20,000 in expenses in connection with this agreement for the three months ended September 30, 2020 and for the period from June 3, 2020 through September 30, 2020 which are reflected in the accompanying condensed statement of operations. As of September 30, 2020, the full amount is payable and included on the accompanying condensed balance sheet. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees.

Forward Purchase Agreement

On August 5, 2020, we entered into a forward purchase agreement (the “Forward Purchase Agreement”) with our Sponsor, which provides for the purchase of $20,000,000 of units, with each unit consisting of one ordinary share (the “Forward Purchase Shares”) and one half of one warrant (the “Forward Purchase Warrants”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The purchase under the Forward Purchase Agreement is required to be made regardless of whether any ordinary shares are redeemed by the Public Shareholders. The Forward Purchase Shares and Forward Purchase Warrants will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Shares and Forward Purchase Warrants may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

Commitments and Contingencies

Registration Rights Agreement

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

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the prospectus for the Initial Public Offering to purchase up to 3,750,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On September 17, 2020, the underwriters notified us that the over-allotment option was not exercised; as a result, 937,500 Founder Shares were forfeited, effective as of September 19, 2020.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 23,730,387 ordinary shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying unaudited condensed balance sheets.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by our Sponsor. Weighted average shares were reduced for the effect of an aggregate of 937,500 ordinary shares that are subject to forfeiture if the option to purchase additional Units is not exercised by the underwriters. On September 17, 2020, the underwriters notified us that the over-allotment was not exercised, and as a result, 937,500 ordinary shares were forfeited and cancelled, effective as of September 19, 2020. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 19,250,000 ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method.. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Share-based Compensation

We comply with the accounting and disclosure requirement of ASC Topic 718, “Compensation – Stock Compensation.” We record share-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We recognize the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the condensed statements of operations. In August 2020, the Company has issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial Business Combination and will expire in five years after the date on which they first become exercisable. We have determined that the consummation of an initial Business Combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized as of September 30, 2020.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. No unaudited quarterly operating data is included in this quarterly report 10-Q, as we have conducted no operations to date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation, as of the end of the fiscal quarter ended September 30, 2020, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds

On August 10, 2020, we consummated our Initial Public Offering of 25,000,000 Units, at an offering price of $10.00 per Unit, generating total gross proceeds of $250,000,000. Credit Suisse Securities (USA) LLC and BofA Securities, Inc. served as joint book-running managers. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-239972). The SEC declared the registration statement effective on August 5, 2020.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 31, 2020).
4.1	Warrant Agreement, dated August 5, 2020, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 11, 2020).
10.1	Investment Management Trust Agreement, dated August 5, 2020, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 11, 2020).
10.2	Private Placement Warrants Purchase Agreement, dated August 5, 2020, between the Company and Kismet Sponsor Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 11, 2020).
10.3	Registration Rights Agreement, dated August 5, 2020, between the Company and Kismet Sponsor Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 11, 2020).
10.4	Forward Purchase Agreement, dated August 5, 2020, between the Company and Kismet Sponsor Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on August 11, 2020).
10.5	Administrative Services Agreement, dated August 5, 2020, between the Company and Kismet Capital Group LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on August 11, 2020).
10.6	Letter Agreement, dated August 5, 2020, between the Company and Kismet Sponsor Limited (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on August 11, 2020).
10.7	Form of Letter Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on August 11, 2020).
10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on August 11, 2020).
31.1	Certification of Chairman and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chairman and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November, 2020.

KISMET ACQUISITION ONE CORP

By:	/s/ Ivan Tavrin
Name: Ivan Tavrin
Title: Chairman and Chief Executive Officer