Form 10-K
period 2020-12-31
Kismet Acquisition One Corp
filed 2021-03-31
CIK 1814824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-39428

KISMET ACQUISITION ONE CORP

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

850 Library Avenue, Suite 204

Newark, Delaware 19715

(Address of principal executive offices)

(Zip Code)

(302) 738-6680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Ordinary Shares, no par value	KSMT	The Nasdaq Stock Market LLC

Warrants, each whole warrant exercisable for one Ordinary Share at an exercise price of $11.50	KSMTW	The Nasdaq Stock Market LLC

Units, each consisting of one Ordinary Share and one-half of one Warrant	KSMTU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The registrant was not a public company as of June 30, 2020 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 25, 2021, there were 31,750,000 ordinary shares, no par value, issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or unless the context otherwise requires, references to:

●	“we,” “us,” “company,” “our company” or “Kismet” are to Kismet Acquisition One Corp, a business company incorporated in the British Virgin Islands with limited liability;

●	“BVI” refers to the British Virgin Islands;

●	“Companies Act” and “Insolvency Act” are to the British Virgin Islands Business Companies Act, 2004 and the Insolvency Act, 2003, of the British Virgin Islands, respectively, and in each case, as amended;

●	“forward purchase agreement” are to an agreement providing for the sale of forward purchase units to our sponsor in a private placement to occur concurrently with the closing of our initial business combination which agreement was superseded by the A&R Forward Purchase Agreement (defined below);

●	“forward purchase securities” are to the forward purchase units, the forward purchase shares and the forward purchase warrants;

●	“forward purchase shares” are to ordinary shares underlying the forward purchase units and the forward purchase warrants;

●	“forward purchase units” are to the units to be sold pursuant to the forward purchase agreement;

●	“forward purchase warrants” are to warrants to purchase ordinary shares underlying the forward purchase units;

●	“founder shares” refer to our ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering;

●	“management” or our “management team” are to our executive officers and directors;

●	“ordinary shares” refer to the ordinary shares of no par value in the company;

●	“private placement warrants” are to the warrants we sold to our sponsor in a private placement simultaneously with the closing of the initial public offering;

●	“public shares” and “public warrants” refer to ordinary shares and warrants which were sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“public shareholders” and “public warrant holders” refer to the holders of our public shares and public warrants; and

●	“sponsor” is to Kismet Sponsor Limited, a business company incorporated in the British Virgin Islands with limited liability.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our recently announced proposed business combination with Nexters Global (as defined below). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete any initial business combination, including the proposed business combination with Nexters Global;

●	our expectations around the performance of Nexters Global or any other prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	the proceeds of the forward purchase securities being available to us;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses if the proposed business combination with Nexters Global is not completed;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC, including in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that Nexters Inc. will file with the SEC relating to our proposed business combination with Nexters Global.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1. BUSINESS

General

We are a blank check company incorporated in the British Virgin Islands on June 3, 2020, as a business company with limited liability and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our “initial business combination.” While we may pursue an initial business combination in any region or sector, we have initially focused our efforts on companies in the telecommunications infrastructure, internet and technology and consumer goods and services sectors operating in Russia as targets for our initial business combination.

On June 8, 2020, our sponsor subscribed for, and we issued to it, an aggregate of 6,250,000 of our ordinary shares for a total subscription price of $25,000, or approximately $0.004 per share. On July 15, 2020, we effected a share split whereby each of our 6,250,000 then issued ordinary shares was sub-divided into 1.23 shares, resulting in our sponsor holding an aggregate of 7,687,500 ordinary shares. The founder shares held by our sponsor included an aggregate of up to 937,500 shares subject to forfeiture to the extent that the underwriters’ option to purchase additional units was not exercised in full, so that our sponsor would own 20% of our issued and outstanding shares after our initial public offering plus the number of ordinary shares that were to be sold pursuant to the forward purchase agreement. On September 17, 2020, the underwriters notified us that the over-allotment was not exercised, and as a result, 937,500 Kismet ordinary shares were forfeited and cancelled, effective as of September 19, 2020.

The registration statement on Form S-1 (File No. 333-239972) for our initial public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on August 5, 2020. On August 10, 2020, we consummated our initial public offering of 25,000,000 units at $10.00 per unit, generating gross proceeds of $250,000,000. Each unit consists of one ordinary share and one-half of one warrant, each whole warrant entitling the holder thereof to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Simultaneously with the consummation of our initial public offering, we consummated a private placement of 6,750,000 private placement warrants to our sponsor, at a price of $1.00 per private placement warrant, generating gross proceeds of $6,750,000.

A total of $250,000,000 from the net proceeds of the sale of the units in our initial public offering and the sale of the private placement warrants, including as a result of the full exercise of the underwriters’ over-allotment option, was placed in a trust account established for the benefit of our public shareholders, with Continental Stock Transfer & Trust Company acting as trustee, and were initially held in cash and subsequently invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described elsewhere in this Annual Report.

We incurred offering costs of approximately $14.3 million, inclusive of approximately $8.8 million in deferred underwriting commissions.

Our units began trading on August 6, 2020 on the Nasdaq Capital Market (“Nasdaq”) under the symbol “KSMTU.” Commencing on September 28, 2020, the ordinary shares and warrants comprising the units began separate trading on Nasdaq under the symbols “KSMT” and “KSMTW”, respectively. Those units not separated continue to trade on Nasdaq under the symbol “KSMTU.”

Proposed Business Combination

On January 31, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Nexters Inc., a British Virgin Islands business company (“Pubco”), our sponsor, solely in its capacity as our Representative, Nexters Global Ltd. (“Nexters Global”), a private limited liability company domiciled in Cyprus, Fantina Holdings Limited, a private limited liability company domiciled in Cyprus, solely in its capacity as Nexters Global Shareholders Representative, and the shareholders of Nexters Global. Pursuant to the Business Combination Agreement, among other things, we agreed to combine with Nexters Global in a business combination whereby we will merge with and into Pubco with Pubco surviving the merger and the security holders of Kismet (other than security holders of Kismet electing to redeem their Kismet ordinary shares) becoming security holders of Pubco (the “Merger”) and Pubco will purchase all of the issued and outstanding share capital of Nexters Global from the holders of the Nexter Global’s share capital for a combination of cash and Pubco ordinary shares, making Nexters Global a direct wholly-owned subsidiary of Pubco (the “Share Acquisition”). Pubco is a newly formed entity that was formed for the sole purpose of entering and consummating the transactions set forth in the Business Combination Agreement. Nexters Global is one of the largest and most seasoned European gaming unicorns with deep expertise in mobile game development and marketing. It is a developer and publisher of Hero Wars mid-core RPG franchise, currently available on mobile (iOS, Android) and PC (via web and Facebook) and is looking to launch three new titles in 2021.

The transaction, which we refer to as the proposed business combination, is subject to certain conditions, including: (i) our shareholders having approved, among other things, the transactions contemplated by the Business Combination Agreement; (ii) the absence of any law or governmental order that would prohibit the proposed transactions; (iii) the termination or expiration of all required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “Hart-Scott-Rodino Act”) (iv) our company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) remaining after the closing; (v) our company and Pubco having at least $100 million of cash either in or outside of the trust account, after taking into accounts payments by us for the redemption and any proceeds received by Pubco under the A&R Forward Purchase Agreement (defined below); (vi) the Registration Statement having been declared effective by the SEC and remaining effective; and (vii) the Pubco ordinary shares and Pubco warrants having been approved for listing on Nasdaq, subject only to official notice thereof. The proposed business combination is more fully described in Note 1 to the financial statements included in Item 8 of this Annual Report.

A copy of the Business Combination Agreement was included as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on February 1, 2021 and is also filed as an exhibit to this Annual Report. The foregoing description of the Business Combination Agreement is qualified in its entirety by reference to the full text of the proposed business combination.

Unless specifically stated, this Annual Report does not give effect to the proposed business combination and does not contain the risks associated with the proposed business combination. Such risks and effects relating to the proposed business combination will be included in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that Nexters Inc. will file with the SEC relating to the proposed business combination.

Amended and Restated Forward Purchase Agreement

On January 31, 2021, we, Pubco and the sponsor entered into an amended and restated forward purchase agreement (the “A&R Forward Purchase Agreement”). The A&R Forward Purchase Agreement amends the forward purchase agreement, dated August 5, 2020, between us and the sponsor by, among other things, increasing the sponsor’s purchase commitment thereunder from $20 million to $50 million and replacing the sponsor’s commitment to acquire our public units with a commitment to acquire Pubco ordinary shares and Pubco public warrants in a private placement to occur after, and subject to, the Merger closing and prior to the Share Acquisition closing. The foregoing description of the A&R Forward Purchase Agreement is qualified in its entirety by reference to the full text of the form of A&R Forward Purchase Agreement, a copy of which was included as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 1, 2021 and is also filed as an exhibit to this Annual Report.

Lock-Up Agreements

In connection with the proposed business combination with Nexters Global, by no later than the Merger closing date the three Holders will enter into a lock-up agreement with Pubco, and our sponsor will enter into a separate lock-up agreement with Pubco (collectively, the “Lock-Up Agreements”), pursuant to which, among other things, subject to certain exceptions as set forth therein, for a period of one year following the Share Acquisition closing (in the case of the three Holders) and for a period of one year following the Merger closing (in the case of our sponsor), as applicable, each such holder will not transfer any of such holder’s Pubco securities. The foregoing description of the Lock-Up Agreements is qualified in its entirety by reference to the full text of the form of the Lock-Up Agreements, copies of which are included as Exhibits B-1 and B-2 to the Business Combination Agreement, which was included as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on February 1, 2021 and is also filed as an exhibit to this Annual Report.

New Registration Rights Agreement

In connection with the proposed business combination with Nexters Global, Pubco, our sponsor and three current significant shareholders of Nexters Global (collectively, the “Holders”) will enter into a new registration rights agreement (the “New Registration Rights Agreement”), pursuant to which, among other things, subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, that Pubco file a registration statement with the SEC to register the securities of Pubco held by such Holders. The New Registration Rights Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions. The foregoing description of the New Registration Rights Agreement is qualified in its entirety by reference to the full text of the form of the New Registration Rights Agreement, a copy of which is included as Exhibit A to the Business Combination Agreement which was included as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on February 1, 2021 and is also filed as an exhibit to this Annual Report.

Kismet Acquisition Two Corp.

In September 2020, Mr. Tavrin, our Chairman and CEO, founded Kismet Acquisition Two Corp. (“Kismet Two”), a blank check company incorporated in the Cayman Islands for the purpose of effecting a business combination. Kismet Two completed its initial public offering in February 2021, in which it sold 23,000,000 units, which included the full exercise of the underwriters’ option to purchase additional units. Each unit consists of one Class A ordinary share, par value $0.001 per share, and one-third of one redeemable warrant, and was sold at an offering price of $10.00 per unit, generating aggregate proceeds of $230,000,000. Kismet Two’s units currently trade on Nasdaq under the symbol “KAIIU”. Once the securities comprising the units begin separate trading, the Class A ordinary shares and redeemable warrants are expected to be listed on Nasdaq under the symbols “KAII” and “KAIIW,” respectively. Mr. Tavrin is the Chairman and CEO of Kismet Two and two of our directors, Verdi Israelyan and Clifford Tompsett, serve as directors of Kismet Two. Each of the foregoing owe fiduciary duties under Cayman Islands law to Kismet Two. Kismet Two has not yet announced or consummated its business combination.

Kismet Acquisition Three Corp.

In September 2020, Mr. Tavrin, also founded Kismet Acquisition Three Corp. (“Kismet Three”), a blank check company incorporated in the Cayman Islands for the purpose of effecting a business combination. Kismet Three completed its initial public offering in February 2021, in which it sold 28,750,000 units, which included the full exercise of the underwriters’ option to purchase additional units. Each unit consists of one Class A ordinary share, par value $0.001 per share, and one-third of one redeemable warrant, and was sold at an offering price of $10.00 per unit, generating aggregate proceeds of $287,500,000. Kismet Three’s units currently trade on Nasdaq under the symbol “KIIIU”. Once the securities comprising the units begin separate trading, the Class A ordinary shares and redeemable warrants are expected to be listed on Nasdaq under the symbols “KIII” and “KIIIW,” respectively. Mr. Tavrin is the Chairman and CEO of Kismet Three, and one of our directors, Clifford Tompsett, also serves as a director of Kismet Three. Each of the foregoing owes fiduciary duties under Cayman Islands law to Kismet Three. Kismet Three has not yet announced or consummated its business combination.

Business Strategy

We have and continue to capitalize on the substantial deal sourcing, investing and operating expertise of our founder, Chairman and Chief Executive Officer, Ivan Tavrin. Mr. Tavrin is a Russian entrepreneur with substantial experience in building, operating and investing in businesses, predominantly in TMT and consumer industries, both in the private and public markets. Mr. Tavrin is a founder of UTH Russia Limited (operating under Media-1 brand), or UTH, one of the largest independent media broadcasting groups in Russia, which comprises 3 television networks, including leading musical channel Muz-TV, reality TV channel U and the Disney Channel (Russia) owned pursuant to a joint venture with The Walt Disney Company, or Disney (NYSE: DIS). Mr. Tavrin is an indirect controlling shareholder in a leading regional radio network “Vyberi Radio”, in the largest digital out-of-home advertising operator in Russia “Gallery” and in a leading telecommunications infrastructure provider “Vertical”. His past experience includes serving, from 2012 to 2016, as the chief executive officer of PJSC MegaFon (“MegaFon”), the second largest telecommunications operator in Russia as of December 31, 2016, having led its US$1.8 billion initial public offering and dual listing on the London Stock Exchange and Moscow Exchange in 2012. He also served as a board member at Mail.ru Group Limited (“Mail.ru Group”), one of the largest companies in the Russian-speaking internet market.

While we may pursue an acquisition opportunity in any industry or sector and in any region, we have initially focused on industries that complement our management team’s background so we can capitalize on their ability to identify, acquire and operate a business. We have initially focused on companies in the telecommunications infrastructure, internet and technology and consumer goods and services sectors operating in Russia (which may include a business based in Russia which has operations or opportunities outside of Russia or a business based outside of Russia which has operations or opportunities in Russia); however, we may decide to enter into an initial business combination with a target business that is not based in, and does not have any operations or opportunities in Russia.

We believe our sponsor’s and management team’s deal sourcing, investing and operating expertise, as well as their network of contacts have uniquely positioned us to take advantage of proprietary opportunities in the telecommunications, internet and technology and consumer goods and services sectors, where we believe opportunities exist to employ a “buy and build” (roll-up) strategy to consolidate assets across fragmented sub-sectors, creating new majors with improved efficiencies and network effects through scale. We believe this expertise and network of contacts have allowed us to generate a number of acquisition opportunities. As a result of our investing and operating expertise, we believe there are a number of high-quality telecommunications, internet and technology and consumer goods and services sector businesses in Russia with adequate scale to be attractive public companies in the United States, in particular operating within the following sub-sectors:

●	Telecommunications infrastructure

In recent years there has been significant growth in demand for mobile data in Russia with the improvement in 3rd and 4th generation connectivity standards, which are now moving towards 5th generation connectivity standards. There has also been increasing coverage of more rural and remote areas as well as data transmission growth. Meeting such demand will require investment in the infrastructure network. In the current marketplace there is limited infrastructure sharing in Russia. We believe that there is growing recognition among mobile network operators that some elements of telecommunications infrastructure do not deliver competitive benefits relative to the benefits provided by portfolio sharing, which we believe may in turn lead to the establishment of independent infrastructure players providing services to multiple operators as is evident in many other developed and emerging markets. We believe that there may be an opportunity in the Russian market to invest in telecommunications infrastructure businesses to provide services to multiple mobile network operators, and to employ a roll-up strategy to seek to achieve trading multiples arbitrage, increased operating leverage through scale and improved operational efficiency.

●	Internet and technology

The Russian internet market is the largest in Europe and the 8th largest in the world based on the number of internet users and we believe that the market will continue to grow, driven by the increase in penetration of mobile internet usage and a further shift from offline to online channels changing consumers’ behavior patterns. However, at the time of our initial public offering there were only three publicly traded companies operating internet businesses in Russia, and we believe that there may be an opportunity to establish a holding company which would bring to the public market one or more existing private companies that operate within the internet and technology sector.

●	Consumer goods and services

The Russian economy has low but growing penetration of consumer oriented businesses across multiple verticals, including food and non-food retail, hospitality, private healthcare, fast-moving consumer goods, out of home dining, entertainment and others. We believe that many of the industries in the consumer space remain highly fragmented, especially in the Russian regions, and that there may be opportunities to acquire one or more consumer focused businesses and pursue a “buy and build” consolidation strategy.

We seek out potential targets that we believe have proven business models and attractive growth profiles. We also believe our sponsor’s and management team’s extensive experience in deal sourcing from private and public sources, as well as their advisory and consulting engagements, provide unique insight when identifying potential business combination opportunities and creating value. We believe their experience and proximity to real-time information positions us to obtain access to differentiated deal flow, frequently in a non-competitive manner and prior to other parties with an interest in such transactions.

Furthermore, we believe that limited access to capital markets and a scarcity of long-term private equity capital in Russia has created significant demand from companies seeking to raise capital or otherwise achieve liquidity. Under conditions where the Russian capital markets are less developed than the U.S. capital markets, we believe we can provide the target company with an attractive alternative path to a public listing or sale. In particular, due to limited liquidity in the last six years, there is a subset of private equity and venture capital portfolio companies where a liquidity event is required due to an end of the investment cycle. We believe the reduced liquidity and increased market volatility in the Russian economy will allow us to capture opportunities on attractive terms.

We believe the following factors represent a strong rationale for pursuing our business strategy:

●	Portfolio rationalization (including optimization of corporate structure, divestment of non-core assets or transformation from an asset-heavy to asset-light business model) is especially relevant for businesses in the turbulent and competitive environment prevalent today, particularly in the telecommunications industry, and may lead to acquisition opportunities for the Company.

●	Devaluation of the Russian Ruble has created opportunities in salary arbitrage, which aided many companies in strengthening their competitive advantage in export potential, especially in information technology and software, production, outsourcing and other sectors.

●	Import substitution in pharmaceuticals, food, consumer and other industries is strongly supported by the Russian Government and may also lead to growth of consumer expenditures by creating low-cost substitutes to imported products which benefit Russian businesses.

Acquisition Criteria

Consistent with this strategy, we identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any of these criteria and guidelines.

We seek to acquire companies that we believe:

●	have strong competitive positions, proven business models and attractive growth prospects;

●	have limited access to capital markets due to external factors;

●	could benefit from the substantial expertise, experience and network of our sponsor and management team, who could assist with, for example, growth strategy, international expansion, operations and the evaluation and integration of acquisitions;

●	are well positioned to participate in sector consolidation and would benefit from a public acquisition currency;

●	would avoid the potentially onerous terms, such as liquidation preferences, that are often characteristic of late stage private growth financing rounds; and

●	offer attractive risk-adjusted returns.

These criteria and guidelines are not exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.

Initial Business Combination

Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable, if any, on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable, if any, on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable. If our securities are not listed on Nasdaq, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination.

Our Acquisition Process

In evaluating a prospective target business, we have and will continue to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We have and will continue to utilize our operational and capital planning experience.

Given our experience, we have the capacity to appropriately source opportunities and conduct a substantial portion of due diligence ourselves, relying less on third parties than many other similar companies.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, although we do not intend to do so. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that our initial business combination is fair to our company from a financial point of view.

Post-Acquisition Leadership

After the initial business combination, we will seek to apply a rigorous approach to enhancing shareholder value through our participation on the board of directors or through direct involvement with company operations or both. We intend to rely on the extensive professional network of our founder including, long term associates and former employees and will assemble a team of industry experts that have the most relevant expertise to enhance the shareholder value.

Our Management Team

For a description of our management team, See Item 10. Directors, Executive Officers and Corporate Governance of this Annual Report.

Assistance from Affiliated Persons

In addition to the members of our management team, our investment team includes investment partners at affiliates of our sponsor. These individuals have dedicated, and we expect will continue to dedicate, some of their professional time to our affairs:

Evgeny Fridman worked at MegaFon between 2009 and 2014, and most recently served as head of investment analysis and investor relations. From 2006 to 2008, Mr. Fridman worked as an investment analyst and portfolio manager at Eden Financial, a London-based investment management firm and prior to that held various finance and IT related roles starting from 2001. He holds an MSc in Finance from Cranfield University in the UK.

Svetlana Ushakova served as a deputy to the chief financial officer at MegaFon and was responsible for MegaFon’s corporate finance and treasury activities between 2012 and 2017. Prior to MegaFon, between 2010 and 2012, she was a director for Capital Markets at UC Rusal, the largest aluminum producer in the world, where she was responsible for public capital markets and structuring products of the group. From 2004 to 2010, Ms. Ushakova served as part of the senior E&R coverage investment banking team of ABN AMRO Bank covering the largest Russian and CIS O&G and P&U clients across all spectrums of financial products. Prior to ABN Amro, she spent two years within a London coal desk at Noble group, a leading global commodity trading firm. She holds an MSc in Accounting and Finance from London School of Economics and Political Science.

Oleg Bibergan worked at Goldman Sachs between 2007 and 2020, first as an analyst, then as an associate and later as an executive director of Special Situations Group, a principal investments unit of Goldman Sachs. As an executive director, he was responsible for Goldman Sachs’ investments in IXCellerate, the leading carrier-neutral datacenter platform in Russia; Headhunter, the leading Russian job board (Nasdaq: HHR); Cian, the leading Russian real estate classified platform; OneTwoTrip, the leading Russian online travel agency; and Kaspi.kz, the leading Kazakh fintech/e-commerce ecosystem. Mr Bibergan also serves as an observer on the board of several global VC-backed businesses including Miro and Dostavista. Mr. Bibergan holds a degree in Economics from Harvard University.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have one executive officer. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

We have registered our ordinary shares under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in this section, alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

Summary of Risk Factors

●	We are a newly incorporated development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors or any of their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our ordinary shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors or any of their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

●	If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes, if any, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. Our sponsor is not obligated to fund such loans.

●	Our executive officer and certain of our directors are now, and our executive officers and directors may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

For risk factors related to Nexters Global and our proposed business combination with Nexters Global, please review the Registration Statement on Form F-4 to be filed by Nexters Inc., including the preliminary proxy statement/prospectus of the Company to be included therein, and the definitive proxy statement/prospectus to be filed by the Company.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a blank check development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check development stage company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination, including the business combination with Nexters Global, which is subject to numerous closing conditions and may be terminated by either party in certain circumstances, some of which are outside of our control. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other legal reasons. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our sponsor, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the sponsor agrees to vote its founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor has agreed (and its permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote its founder shares as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares, we would need 9,125,001, or 36.5%, of the 25,000,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all issued and outstanding shares are voted), subject to any higher threshold as is required by British Virgin Islands or other applicable law, in order to have such initial business combination approved. As of March 25, 2021, our sponsor owns approximately 21% of our outstanding ordinary shares. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our sponsor agreed to vote its founder shares in accordance with the majority of the votes cast by our public shareholders.

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers in the initial business combination. If the sale of the forward purchase securities does not close, we may lack sufficient funds to consummate our initial business combination.

In connection with the consummation of our initial public offering, we entered into a forward purchase agreement with our sponsor, which provides for the purchase of $20,000,000 of units, with each unit consisting of one ordinary share and one half of one warrant to purchase one ordinary share at $11.50 per share, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial business combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. In addition, if we consummate our initial business combination with Nexters Global, pursuant to the A&R Forward Purchase Agreement, the sponsor’s purchase commitment will be increased from $20 million to $50 million and the sponsor’s commitment to acquire our public units will be replaced with a commitment to acquire Pubco ordinary shares and Pubco public warrants in a private placement to occur after, and subject to, the Merger closing and the Share Acquisition closing. However, if the sale of some of or all of the forward purchase securities, or of the Pubco securities pursuant to the A&R Forward Purchase Agreement, does not close for any reason, we may lack sufficient funds to consummate our initial business combination. The obligations under the forward purchase agreement will not depend on whether any public shareholders elect to redeem their shares and will provide us with a minimum funding level for the initial business combination. The forward purchase agreement contains customary closing conditions, the fulfillment of which is a condition for the sponsor to purchase the forward purchase securities, including that our initial business combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase securities. In the event of any such failure to fund, any obligation is so terminated or any such condition is not satisfied and not waived, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete our initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by August 10, 2022. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the prescribed time frame. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, the U.S. Health and Human Services declared a public health emergency for the United States, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”.

The COVID-19 outbreak has resulted, and other infectious diseases could result, in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, such as the proposed business combination with Nexters Global, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and thereafter commence a voluntary liquidation, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors agreed that we must complete our initial business combination by August 10, 2022. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of the COVID-19 coronavirus and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the company, subject in each case to our obligations under the laws of the British Virgin Islands to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors or any of their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or any of their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

The shares beneficially owned by our sponsor, our officers and directors will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our sponsor, officers and directors have entered into respective letter agreements with us, pursuant to which our sponsor has agreed to waive its redemption rights with respect to its founder shares, and our sponsor, officers and directors have agreed to waive their redemption rights with respect to any public shares they may acquire, in connection with the completion of our initial business combination. Our sponsor has also waived its right to receive distributions with respect to its founder shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, the founder shares will be worthless if we do not consummate our initial business combination. The private placement warrants and any other warrants they acquire will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our sponsor, officers and directors may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

Our security holders are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, our security holders are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable upon consummation of our initial public offering and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate until August 10, 2022, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until August 10, 2022, assuming that our initial business combination is not completed during that time. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until August 10, 2022; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we have used and in the future may use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes, if any, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. Our sponsor is not obligated to fund such loans.

As of December 31, 2020, we had approximately $0.8 million outside of the trust account, approximately $64,000 of investment income available in the trust account to pay for tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), and a working capital of approximately $0.4 million. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless., our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed by them to our company, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If we liquidate, distributions, or part of them, may be delayed while the liquidator determines the extent of potential creditor claims.

If we do not complete our initial business combination by August 10, 2022, we will be required to redeem our public shares using the available funds in the trust account pursuant to our amended and restated memorandum and articles of association, resulting in our repayment of available funds in the trust account. Following this redemption, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our remaining assets would be distributed.

As soon as our affairs are fully wound-up, if we were to liquidate, the liquidator must complete his statement of account and will then notify the Registrar of Corporate Affairs in the British Virgin Islands (the “Registrar”) that the liquidation has been completed. However, the liquidator may determine that he requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

To the extent that any liquidation proceedings of the company were to be commenced prior to the redemption of our public shares (and the distribution of available funds in the trust account) referred to above under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the full redemption amounts which would be otherwise payable to them.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not currently subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) absent an initial business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares, and (iii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 10, 2022 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

We are not subject to the supervision of the Financial Services Commission of the British Virgin Islands and, as a result, our shareholders are not protected by any regulatory inspections in the British Virgin Islands.

We are not an entity subject to any regulatory supervision in the British Virgin Islands by the Financial Services Commission. As a result, shareholders are not protected by any regulatory supervision or inspections by any regulatory agency in the British Virgin Islands and we are not required to observe any restrictions in respect of our conduct, save as disclosed in our amended and restated memorandum and articles of association.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

The British Virgin Islands, together with several other non-European Union jurisdictions, have introduced legislation aimed at addressing concerns raised by the Council of the European Union as to offshore structures engaged in certain activities which attract profits without real economic activity. With effect from January 1, 2019, the Economic Substance (Companies and Limited Partnerships) Act, 2018 (the “ESA”) came into force in the British Virgin Islands introducing certain economic substance requirements for British Virgin Islands tax resident companies which are engaged in certain “relevant activities.” However, it is not anticipated that we will be subject to any such requirements prior to any business combination and thereafter we may still remain out of scope of the legislation or else be subject to more limited substance requirements. Although it is presently anticipated that the ESA will have little material impact on the Company or its operations, as the legislation is new and remains subject to further clarification and interpretation it is not currently possible to ascertain the precise impact of these legislative changes on the Company.

If we are unable to consummate our initial business combination by August 10, 2022, our public shareholders may be forced to wait beyond the ten business day period thereafter before redemption from our trust account.

If we are unable to consummate our initial business combination by August 10, 2022, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account not previously released to us to pay our taxes, if any, less up to $100,000 of interest for our dissolution expenses, divided by the number of then outstanding public shares and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described elsewhere in this Annual Report. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act and/or the Insolvency Act. In that case, investors may be forced to wait beyond the ten business days following August 10, 2022 before the redemption proceeds of our trust account become available to them, and they receive the return of their portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination by August 10, 2022, we will be required to redeem our public shares from the trust account pursuant to our amended and restated memorandum and articles of association.

However, if at any time we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), we are required to immediately enter insolvent liquidation. In these circumstances, a liquidator will be appointed who will give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our assets would be distributed. Following the process of insolvent liquidation, the liquidator will complete its final report and accounts and will then notify the Registrar. The liquidator may determine that he requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders. In such liquidation proceedings, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the amounts otherwise payable to them.

If we are deemed insolvent, then there are also limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would be, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue.” Where a payment was a risk of being a voidable transaction, a liquidator appointed over an insolvent company could apply to the British Virgin Islands court for an order, inter alia, for the transaction to be set aside as a voidable transaction in whole or in part.

Our sponsor has waived its right to participate in any liquidation distribution with respect to the founder shares. We will pay the costs of our liquidation and distribution of the trust account from the remaining assets outside the trust account and up to $100,000 of interest that accrued in the trust account that may be used for this purpose. In addition, pursuant to a written agreement, our sponsor has agreed that it will be liable to us, for all claims of creditors to the extent that we fail to obtain executed waivers from such entities in order to protect the amounts held in trust, except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with the British Virgin Islands court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

If deemed to be insolvent, distributions made to public shareholders, or part of them, from our trust account may be subject to claw back in certain circumstances.

If we do not complete our initial business combination by August 10, 2022, and instead distribute the aggregate amount then on deposit in the trust account (less interest previously released to us to pay taxes, if any, and less up to $100,000 in interest reserved for expenses in connection with our dissolution) to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act, (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

The grant of registration rights to our sponsor and its permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to a registration rights agreement entered into upon the closing of our initial public offering, our sponsor and its permitted transferees, can demand that we register the founder shares and the private placement warrants and the ordinary shares underlying the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans can demand that we register such warrants or ordinary shares issuable upon conversion of such warrants. Additionally, pursuant to the forward purchase agreement dated August 5, 2020, we agreed to use commercially reasonable efforts (i) to file within 30 days after the closing of the initial business combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which our sponsor or its assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the forward purchase agreement provides for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by us. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the securities owned by our sponsor and holders of warrants that may be issued upon conversion of working capital loans or their respective permitted transferees are registered. The A&R Forward Purchase Agreement amends the forward purchase agreement, dated August 5, 2020, between us and the sponsor with respect to registration rights, among other things. Pursuant to the A&R Forward Purchase Agreement, Pubco has no obligation to register or qualify the Pubco forward purchase securities, or any Pubco ordinary shares into which the Pubco forward purchase securities may be converted into or exercised for, for resale, except pursuant to the New Registration Rights Agreement. Pursuant to the New Registration Rights Agreement, among other things, subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, that Pubco file a registration statement with the SEC to register the securities of Pubco held by such Holders. The New Registration Rights Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We seek to complete our initial business combination with an operating company, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. There is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following the business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed by them to us, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors outside the telecommunications, technology, internet and consumer goods and services sectors which may or may not be outside of our management’s area of expertise.

We will consider an initial business combination outside of the telecommunications, technology, internet and consumer goods and services sectors (which sectors may or may not be outside our management’s areas of expertise) if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholder or warrant holder who remains a shareholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business, such as Nexters Global, with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on one or more standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and/or book value, discounted cash flow valuation or value of comparable businesses. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception is uncertain, and there can be no assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We may have limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to us, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may be able to complete only one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect an initial business combination with a business located outside of the United States. If we do, we would be subject to any special considerations or risks associated with businesses operating in the target’s home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	differing laws and regulations regarding exchange listing and delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	inflation greater than that experienced in the United States;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations might suffer.

If we effect our initial business combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements in that jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the United States) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

We may re-domicile into another foreign jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the British Virgin Islands to another foreign jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the British Virgin Islands or the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such re-domiciliation and the international nature of our business will likely subject us to foreign regulation.

We may re-domicile or reincorporate in another jurisdiction in connection with our initial business combination which may result in taxes imposed on shareholders and warrant holders.

We may, in connection with our initial business combination, re-domicile or reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders and warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition. Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent. Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management team may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with such laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot assure you that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their constitutional documents. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association that will make it easier for us to consummate an initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of initial business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association prior to our initial business combination, however, to do so would require the approval of at least 65% of the issued and outstanding shares attending and voting at a meeting of shareholders.

Our sponsor, officers and directors agreed, each pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 10, 2022, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest released to us for taxes, if any), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we entered into with our sponsor, officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Provisions of our amended and restated memorandum and articles of association (and corresponding provisions of the agreement governing the release of funds from our trust account) relating to the rights and obligations attaching to our ordinary shares and certain aspects of our pre-business combination activity may be amended prior to the consummation of our initial business combination by a resolution of shareholders holding 65% of the issued and outstanding ordinary shares attending and voting at the meeting at which the resolution is considered, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the consummation of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their constitutional documents which prohibits the amendment of certain provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders in many cases. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity, may be amended if approved by holders of 65% of our ordinary shares, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares, which is a lower amendment threshold than that of many blank check companies. This is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the consummation of an initial business combination that some of our shareholders may not support.

Our sponsor, officers and directors have agreed, each pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 10, 2022, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest released to us for taxes, if any), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers and directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the net proceeds of our initial public offering and the sale of the private placement warrants and forward purchase securities prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, less up to $100,000 of interest for dissolution expenses, on the liquidation of our trust account. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in some circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our sponsor and affiliated entities control a substantial interest in us and thus may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our sponsor currently owns approximately 21% of our issued and outstanding ordinary shares. Our sponsor, officers and directors or their affiliates could determine in the future to make purchases of our securities in the open market or in private transactions, to the extent permitted by law. In connection with any vote for a proposed business combination, our sponsor, as well as all of our officers and directors have agreed to vote the ordinary shares owned by them in favor of such proposed business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law until August 10, 2022. If there is an annual meeting, as a consequence of our “staggered” board of directors, fewer than half of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of our initial business combination.

Our outstanding warrants may have an adverse effect on the market price of ordinary shares and make it more difficult to effect a business combination.

We issued warrants to purchase 12,500,000 ordinary shares as part of the units sold in our initial public offering and 6,750,000 private placement warrants, each exercisable to purchase one ordinary share. We may also issue additional warrants to our sponsor, officers, directors or their affiliates upon redemption of promissory notes issued to such entities or individuals for loans made to supplement our working capital requirements, as described elsewhere in this Annual Report. To the extent we issue ordinary shares to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

A provision of our warrant agreement may make it more difficult for us to complete an initial business combination.

Unlike most blank check companies, if (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

If we do not hold an annual meeting of shareholders until after the consummation of our initial business combination, shareholders will not be afforded an opportunity to elect directors and to discuss company affairs with management until such time.

Unless otherwise required by law or the Nasdaq, we do not currently intend to call an annual meeting of shareholders until after we consummate our initial business combination. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. If our shareholders want us to hold a meeting prior to our consummation of our initial business combination, they may do so by members holding not less than thirty percent of voting rights in respect of the matter for which the meeting is requested making a request in writing to the directors in accordance with Section 82(2) of the Companies Act. Under British Virgin Islands law, we may not increase the required percentage to call a meeting above thirty percent. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 outbreak and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases). An active trading market for our securities may not fully develop or be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under British Virgin Islands law.

We are a company incorporated under the laws of the British Virgin Islands. As a result, it may be difficult for investors to enforce judgments obtained in the U.S. courts against us or our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act and the common law of the British Virgin Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are governed by the Companies Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived from English common law, and whilst the decisions of the English courts are of persuasive authority, they are not binding on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a British Virgin Islands company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

The British Virgin Islands courts are also unlikely to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; and to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that the U.S. judgment:

●	the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

●	is final and for a liquidated sum;

●	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;

●	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;

●	recognition or enforcement of the judgment would not be contrary to public policy in the British Virgin Islands; and

●	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

In appropriate circumstances, a British Virgin Islands Court may give effect in the British Virgin Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Our amended and restated memorandum and articles of association permit the board of directors by resolution to amend our amended and restated memorandum and articles of association, including to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our amended and restated memorandum and articles of association permit the board of directors by resolution to amend certain provisions of the amended and restated memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not to propose any amendment to our amended and restated memorandum and articles of association that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination by August 10, 2022, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding public shares and private shares.

We may face risks related to telecommunications, technology, internet and consumer goods and services sector companies.

Business combinations with companies in the telecommunications, technology, internet and consumer goods and services sectors entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	An inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	An inability to manage rapid change, increasing consumer expectations and growth;

●	An inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

●	A reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

●	An inability to deal with our subscribers’ or customers’ privacy concerns;

●	An inability to attract and retain subscribers or customers;

●	An inability to license or enforce intellectual property rights on which our business may depend;

●	Any significant disruption in our computer systems or those of third-parties that we would utilize in our operations;

●	An inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	Potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	Competition for advertising revenue;

●	Competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

●	Disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

●	An inability to obtain necessary hardware, software and operational support; and

●	Reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the media, internet and consumer sectors. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Risks Relating to the Russian Federation if one or more Target Businesses is located in Russia

Emerging markets are subject to different risks as compared to more developed markets.

Operating a business in Russia can involve a greater degree of risk than operating a business in more developed markets, including, in some cases, increased political, economic and legal risks. Emerging market governments and judiciaries often exercise broad, unchecked discretion and are susceptible to abuse and corruption. Moreover, financial turmoil in any emerging market country tends to adversely affect the value of investments in all emerging market countries as investors move their money to more stable, developed markets. As has happened in the past, financial problems or an increase in the perceived risks associated with investing in companies in emerging economies could dampen foreign investment in the Russian Federation and adversely affect its economy. Generally, investment in emerging markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved in, and are familiar with, investing in emerging markets.

Political or other risks could adversely affect the value of investments in the Russian Federation.

Any change in the Russian Government or its program of reform or lack of consensus between the Russian President, the Prime Minister, the Russian Government, the Parliament and powerful economic groups could lead to political instability and a deterioration in Russia’s investment climate. In addition, ethnic, religious, historical and other divisions have on occasion given rise to tensions and, in certain cases, military conflict. Moreover, various acts of terrorism have been committed within the Russian Federation. The risks associated with these events or potential events that may have a material adverse effect on the Company or a target business’ financial condition, results of operations or prospects.

Russia is a federative state consisting of 85 constituent entities, or “subjects”. The Russian Constitution reserves some governmental powers for the Russian Government, some for the subjects and some for areas of joint competence. In addition, eight “federal districts” (“federal’nye okruga”), which are overseen by a plenipotentiary representative of the President, supplement the country’s federal system. The delineation of authority among and within the subjects is, in many instances, unclear and contested, particularly with respect to the division of tax revenues and authority over regulatory matters. Subjects have enacted conflicting laws in areas such as privatization, land ownership and licensing. For these reasons, the Russian political system is vulnerable to tension and conflict between federal, subject and local authorities. This tension creates uncertainties in the operating environment in Russia, which may prevent businesses from carrying out their strategy effectively.

In January 2020, the Russian President Vladimir Putin proposed a number of constitutional reforms aimed at altering the balance of power between the legislative, executive and judicial branches and introducing certain other changes to the Constitution of the Russian Federation. Following approval of the amendments to the Russian constitution by national vote which was accomplished on July 1, 2020, it is expected that the process by which these reforms will be prepared and approved by the Russian authorities will be determined in the near future. If and when implemented, these constitutional reforms may have a significant impact on the Russian political landscape and regulatory environment and lead to other changes that are currently difficult to predict.

Any disruption or reversal of reform policies or economic downturn could lead to social, political or governmental instability or the occurrence of conflicts between various groups, which could have a material adverse effect on the value of investments in Russia.

Economic risks could adversely affect the value of investments in the Russian Federation.

The Russian economy has experienced fluctuating growth rates over the last two decades, including significant recent declines. In addition, as Russia produces and exports large quantities of crude oil, natural gas, metal products and other commodities, the Russian economy is particularly vulnerable to fluctuations in the prices of commodities on the world markets. The sharp decrease in prices for natural resources in 2008 and 2014 to 2016 resulted in a significant decrease in revenues of the Russian Government, which had a negative effect on the Russian economy. Commodity prices continue to be volatile. Further, the Russian economy generally was adversely affected by the global financial crisis. As an emerging economy, Russia remains particularly vulnerable to further external shocks and any future fluctuations in the global markets, and such events could have a material adverse effect on the Company or the target business’ financial condition, results of operations or prospects.

In addition, because Russia produces and exports large amounts of oil, the Russian economy is especially vulnerable to the price of oil on the world market, and a decline in the price of oil or international sanctions against the Russian oil industry could slow or disrupt the Russian economy or weaken the value of the ruble against foreign currencies. In particular, the Brent Crude oil price suffered a significant decrease during 2014 and 2015. The commodity’s price declined from $112.36 per barrel on June 30, 2014 to $37.28 per barrel on December 31, 2015. During 2016 and 2019, the Brent Crude oil price continued to be volatile with $56.82 per barrel on December 30, 2016, $66.87 per barrel on December 29, 2017, $53.80 per barrel on December 31, 2018 and $66.00 per barrel on December 31, 2019. Further, after OPEC and Russia failed to agree on recent production cuts, Saudi Arabia sharply cut its prices, causing the Brent Crude oil price to reach an average low of $23 per barrel in April, 2020, which has severely impacted the Russian economy.

In addition, the recent outbreak of COVID-19 described in the risk factor entitled “— Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets,” has materially adversely affected the Russian economy, due to mitigation measures to reduce the spread of the virus and the impact of the sharp decline in oil demand, among other factors. Risks related to the COVID-19 pandemic could also negatively affect target business’ financial condition and results of operations. The extent to which COVID-19 may impact such results will depend on future developments and is difficult to predict.

Other risks could adversely affect the value of investments in the Russian Federation.

Emerging markets such as the Russian Federation are prone to social risks and increased lawlessness. High levels of corruption reportedly exist in Russia, including the bribing of officials for the purpose of initiating investigations by government agencies. Corruption and other illegal activities could disrupt the Company or the target business’ ability to conduct its business effectively, and claims that the Company or the target business was involved in such corruption or illegal activities could generate negative publicity, either of which could harm the Company or the target business’ financial condition, results of operations or prospects. In addition, rising unemployment, forced unpaid leave, wages in arrears and a weakening economy have in some cases in the past led to and could in the future lead again to labor and social unrest, a mood of protest, and a rise in nationalism against migrant workers. Such labor and social unrest could disrupt ordinary business operations, which also could materially adversely affect the Company or the target business’ financial condition, results of operations or prospects.

The Company’s business could be affected by the sanctions imposed by the US, the U.K. and other members of the European Union and related sanctions.

The Russian Federation’s economic and political relations with certain other countries, particularly the U.S., the U.K. and other members of the European Union, have been affected by recent events. On 2 August, 2017, the U.S. President signed into law the Countering America’s Adversaries Through Sanctions Act (“CAATSA”). CAATSA contains a number of provisions in respect of sanctions on the Russian economy and provides for the possibility of imposition of secondary sanctions on non-U.S. persons that (a) materially violate, attempt to violate, conspire to violate, or cause a violation of the U.S. sanctions regime with respect to Russia and Ukraine; or (b) facilitate a significant transaction or transactions, including deceptive or structured transactions, for or on behalf of any person which is the subject of sanctions imposed by the U.S. with respect to Russia.

On January 29, 2018, the U.S. Treasury Department published an unclassified portion of the Report to Congress Pursuant to Section 241 regarding Senior Foreign Political Figures and Oligarchs in the Russian Federation and Russian Parastatal Entities (the “Section 241 Report”), which listed senior political figures in Russia as well as oligarchs with an estimated net worth of US$1 billion or more. Although according to the Section 241 Report, the inclusion of individuals or entities in this report does not impose sanctions on them or create any restrictions or prohibitions on dealing with such persons by either U.S. or foreign persons, it is not clear what restrictions, if any may be imposed upon some or any of these individuals in the future. The publication of the names in the Section 241 Report may affect the Company’s ability to acquire a target business from an individual who is listed in the report, or a target business with any significant shareholder(s) whose names are listed in the report.

In March 2018, the expulsion of Russian Federation diplomats and envoys by 26 countries including the U.K. and the U.S., and the expulsion by the Russian Federation of diplomats and envoys of several of these countries in response to the Novichok poisoning in the U.K., contributed to increased geopolitical tensions between the U.S., U.K. and other countries and the Russian Federation. This also led to further sanctions being imposed on the Russian Federation by the U.S. in August 2018 following their determination under the Chemical and Biological Weapons Control and Warfare Elimination Act of 1991 that the Government of the Russian Federation had used chemical or biological weapons against international law or against their own nationals. On 6 April, 2018, pursuant to an Executive Order codified by CAATSA, the U.S. government sanctioned a number of Russian businessmen, government officials and companies. U.S. persons (1) are required to block all property and interests in property of the sanctioned parties and (2) may not deal with the sanctioned parties directly or indirectly. Furthermore, non-U.S. persons are at risk of the secondary sanctions described above in relation to their dealings with the sanctioned parties.

In November 2018, the U.S. imposed sanctions against certain Russian organizations and individuals, including a subsidiary of the Russian Energy Ministry, for allegedly supplying Iranian oil to Syria in breach of U.S. restrictions.

In February 2019, a bipartisan group of U.S. Senators introduced a bill to the U.S. Senate entitled Defending American Security from Kremlin Aggression Act of 2019 (“DASKA”). DASKA seeks to build on CAATSA sanctions, by, among other things, imposing financing restrictions on Russian sovereign debt, introducing blocking sanctions targeting Russian financial state-owned institutions, corrupt political figures, oligarchs and parastatal entities, introducing blocking sanctions relating to malicious cyber activities and the Kerch Strait incident and the opening of an Office of Sanctions Coordination at the U.S. State Department for the purpose of coordinating sanctions with the European Union and other NATO allies.

If the Company were to acquire a target company or business, the ongoing business of the Company and the target — including its vendor and client relationships — will need to comply with CAATSA and any other applicable sanctions. CAATSA, or any other applicable sanctions, could potentially limit the Company’s ability to acquire a target company or business from a person (an individual or a company) who has been sanctioned, or a target company or business with any significant shareholder(s) who have been sanctioned. Continued geopolitical tensions, existing and any additional sanctions, including DASKA should it pass into law, and/or any retaliatory measures, could result in, a material adverse impact on the Russian Federation’s economy, global economic conditions, the Company or the target business’ financial condition, results of operations or prospects.

Our target’s business could be affected by political instability, including relating to Ukraine and related sanctions imposed by the U.S. and the EU.

Political and economic relations between Russia the U.S. and the EU are complex. Recent situations involving Ukraine, Crimea, Iran, Syria, and alleged cyberespionage by the Russian government against the U.S. Democratic National Committee and in connection with the 2016 U.S. presidential election, along with the response of the governments of Russia, the U.S., member states of the E.U., the E.U. itself and other nations, have the potential to materially adversely affect our operations in Russia through a variety of situations. In particular, due to recent geopolitical tensions in Ukraine, the United States, Canada and the E.U. have imposed sanctions against Russian officials, certain Russian companies and individuals. These sanctions were designed to affect various elements of Russia’s economy, with a particular focus on defense companies, individuals identified by the U.S. Department of State as being in the “inner circle” of the current Russian president, banks and energy companies. Russia has responded with certain countermeasures, including limiting the import of certain goods from the U.S. and other countries. It is currently unclear how long these sanctions will remain in place and whether new sanctions may be imposed. There can be no assurance that such sanctions will not be expanded more broadly to impact a greater variety of actors in the Russian economy. The sanctions imposed by the U.S. and the EU in connection with the Ukraine crisis so far have had an adverse effect on the Russian economy.

Further confrontation in Ukraine and any escalation of related tensions between Russia and the U.S. and/or the EU, the continuation of existing sanctions, the imposition of further sanctions, or uncertainty regarding the scope thereof, could have a prolonged adverse impact on the Russian economy, particularly levels of disposable income, consumer spending and consumer confidence. These impacts could be more severe than those experienced to date. All of the foregoing could have a material adverse impact on the target business’ financial condition, results of operations or prospects.

Negative publicity could harm our target’s business.

The local and international press have reported high levels of corruption and extortion in the Russian Federation, including selective investigations and prosecutions to further the personal or commercial interests of certain favored companies or individuals. There is also a tendency among the press to generate speculative reports containing allegations of criminal conduct and fraud. Further, the Russian press are suspected of publishing biased articles and reports in return for payment. Such negative publicity could have a material adverse effect on our target business’ financial condition, results of operations or prospects.

Legal risks could affect the value of investments in the Russian Federation.

Among the risks of the Russian legal system are: inconsistencies among laws, presidential decrees, and government and ministerial orders and resolutions; conflicting local, regional and federal laws and regulations; the untested nature of the independence of the judiciary and its sensitivity to economic or political influences; substantial gaps in the regulatory structure due to the delay or absence of implementing legislation; a high degree of discretion on the part of governmental authorities; reported corruption within governmental entities and other governmental authorities; the relative inexperience of judges and courts in interpreting laws applicable to complex transactions; and the unpredictability of enforcement of foreign judgments and foreign arbitral awards. Many Russian laws and regulations are construed in a way that provides for significant administrative discretion in application and enforcement. Unlawful, selective or arbitrary actions of the Russian Government have reportedly included the denial or withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions, and civil claims. Any of the above events may have a material adverse effect on the Company’s or the target business’, financial condition, results of operations or prospects following an acquisition. The independence of the Russian judiciary and its immunity from economic and political influences remains questionable. The Russian Government may attempt to invalidate court decisions by retroactively applying relevant legislative changes. In addition, the Russian court system is understaffed and underfunded. Judges and courts are generally inexperienced in business and corporate law. The Russian judiciary can be slow or unjustifiably swift, and enforcement of court orders can be very difficult. Moreover, parties often use legal claims in furtherance of political objectives. All of these factors make judicial decisions in the Russian Federation unpredictable and effective redress uncertain, and this uncertainty could affect the Company’s or the target business’ ability to enforce its rights or to defend itself against claims, which in turn could have a material adverse effect on our target business’ financial condition, results of operations or prospects following an acquisition.

The rules relating to transactions involving foreign investors with respect to Russian companies may adversely affect the Company’s ability to complete an acquisition.

In July 2017, Russia enacted new rules relating to state control over transactions involving foreign investors with respect to Russian companies. Under the new rules, the chair of the Governmental Commission on Control over Foreign Investments in the Russian Federation (the “Commission”) may decide that any transaction by a foreign investor with respect to any Russian company is subject to prior approval by the Commission if the transaction may threaten national defense and state security. Previously, prior approval was only required for the acquisition of certain shareholdings or veto rights or control, and only over Russian companies that conduct strategic types of activities or their assets. The Company may therefore be required to obtain prior approval from the Commission before completing an acquisition, which may not be granted. Such restrictions may also be extended which may further limit the potential acquisition opportunities that may be available to the Company.

Foreign judgments and arbitral awards may not be enforceable.

Russian courts will not enforce any judgment obtained in a court established in a country other than the Russian Federation unless there is a treaty in effect between that country and the Russian Federation, or a federal law of Russia provides for the recognition and enforcement of foreign court judgments, or if the judgment is enforced on the basis of reciprocity. No such treaty exists between the Russian Federation and either the United Kingdom or the United States and no such federal law has been passed. In the event there is such a treaty and federal law, Russian courts may nonetheless refuse to recognized a foreign law judgment.

Russian tax legislation is subject to frequent change.

Despite certain improvements in the taxation system made by the Russian Government over the past decade, Russian tax legislation is still subject to frequent change, varying interpretations, and inconsistent and selective enforcement. There are currently no clear rules for distinguishing between lawful tax optimization and tax evasion. In addition, Russian tax laws do not contain detailed rules on the taxation in Russia of foreign companies. As such, taxpayers often have to resort to court proceedings to defend their position against the Russian tax authorities. However, in the absence of consistent court practice or binding precedents, there is inconsistency amongst court decisions. Further, the possibility exists that the Russian Federation would impose arbitrary or onerous taxes and penalties in the future, which could have a material adverse effect on the Company’s or the target business’ financial condition, results of operations or prospects following an acquisition.

The Russian banking system remains underdeveloped.

Russia’s banking and other financial systems are not well developed or regulated. There are currently a limited number of creditworthy Russian banks, most of which are headquartered in Moscow. Although the Central Bank of Russia has the mandate and authority to suspend banking licenses of insolvent banks, many insolvent banks still operate. Many Russian banks also do not meet international banking standards, and the transparency of the Russian banking sector still does not meet internationally accepted norms. This could materially limit our Company’s or target business’ access to capital from Russian banks.

If Russia were to return to high and sustained inflation, our Company’s and our target business’ results of operations could be adversely affected.

During the period from 2010 to 2019, the consumer price index in Russia measured by Rosstat was 8.8% in 2010, 6.1% in 2011, 6.6% in 2012, 6.5% in 2013, 11.4% in 2014, 12.9% in 2015, 5.4% in 2016, 2.5% in 2017, 4.3% in 2018, 3% in 2019 and 4,9% in 2020 and is forecast to be between 3.7% and 4.2% in 2021. A return to high and sustained inflation could lead to market instability, new financial crises, reductions in consumer purchasing power and the erosion of consumer confidence. Certain of our costs such as rent and utilities costs, as well as payroll costs, are sensitive to rises in inflation in Russia. Due to competitive pressures in the future, we may be unable to raise prices sufficiently to cover such costs and to maintain or increase our profit margins. Furthermore, even if we are able to increase prices to cover such increased costs, such price increases may result in decreased demand for our merchandise and a decrease in sales, which could have a material adverse effect on our Company’s and target business’ financial condition, results of operations or prospects.

Russian physical infrastructure is in poor condition and its further deterioration could have a material adverse effect on our target business.

Russia’s physical infrastructure largely dates back to Soviet times and has not been adequately funded and maintained in recent years. Particularly affected are the rail and road networks, power generation and transmission facilities, communications systems, and building stock. The Russian Government is actively pursuing plans to re-organize the national rail, electricity and telephone systems, as well as public utilities. Any such re-organization may result in increased charges and tariffs, potentially adding costs to our business, while failing to generate the anticipated capital investment needed to repair, maintain and improve these systems. The deterioration of Russian physical infrastructure harms the national economy, disrupts the transportation of goods and supplies, adds costs to doing business in the Russian Federation and can interrupt business operations. Further deterioration in Russia’s physical infrastructure could have a material adverse effect on our target business’ financial condition, results of operations or prospects.

Unlawful or arbitrary government action may have an adverse effect on our Company or our target business.

Governmental authorities have a high degree of discretion in the Russian Federation and have in the past exercised their discretion arbitrarily, without due process or prior notice, and sometimes in a manner contrary to law. Moreover, the Russian Government also has the power, in certain circumstances, by regulation or governmental act, to interfere with the performance of, nullify or possibly terminate contracts. Unlawful or arbitrary governmental actions have reportedly included withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions. Federal and local governmental entities have also used common defects in share issuances and registration as pretexts for court claims and other demands to invalidate such issuances and registrations and/or to void transactions, often for political purposes. Unlawful or arbitrary governmental action, if directed at us, could have a material adverse effect on our Company or target business’ financial condition, results of operations or prospects.

Members of our management team have extensive experience, and a significant network of business relationships and contacts, in international jurisdictions. As a result, certain of these members may be, or may become, involved in governmental investigations and proceedings, litigation, negative publicity or other events that could adversely affect us.

During the course of their careers, members of our management team have been employed by, served as board members of, founded or invested in, and otherwise assisted many companies in international jurisdictions, including Russia, and have developed a significant network of business relationships and contacts in such jurisdictions. In addition, one of our directors, Per Brilioth, currently serves as a board member of a Swedish investment company that invests primarily in certain technology-related business ventures in Iran. As a result of their involvement with companies in these jurisdictions and their significant network of contacts, certain of those members may currently be, or may in the future become, involved in governmental investigations and proceedings, litigation, negative publicity or other events or occurrences relating to the business affairs of such companies and the business relationships and contacts with which they have been, may be, or may become in the future, affiliated. Any such investigations, proceedings, litigations, negative publicity or other events occurrences may have an adverse impact on us. For example, any of the foregoing may: divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination; make it more difficult for us to complete an initial business combination, including as a result of target perception and delays in obtaining, or inability to obtain, certain regulatory approvals, particularly if we pursue a target business with U.S. connections; and adversely impact our reputation, business, results of operations and financial condition.

Risks Relating to Our Securities

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. Our securities may not continue to be listed on Nasdaq in the future prior to an initial business combination. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We may not be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, ordinary shares and warrants are listed on Nasdaq, our units, ordinary shares and warrants are covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis.”

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis.” As a result, the number of ordinary shares that holders will receive upon exercise of the public warrants will be fewer than it would have been had such holders exercised their warrants for cash. Under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced. Notwithstanding the foregoing, the private placement warrants and any other warrants that may be issued to our officers, directors, sponsor or their affiliates as described elsewhere in this Annual Report may be exercisable for unregistered ordinary shares for cash even if the prospectus relating to the ordinary shares issuable upon exercise of the warrants is not current and effective.

An investor will be able to exercise a warrant only if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash and we will not be obligated to issue ordinary shares unless the shares issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the ordinary shares issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. If the ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

We may issue additional ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances could substantially dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of an unlimited number of ordinary shares, no par value, and an unlimited number of preferred shares, no par value. We may issue a substantial number of additional ordinary shares, and may issue preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue ordinary shares in connection with our redeeming the warrants at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth elsewhere in this Annual Report. However our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares or preferred shares:

●	may significantly dilute the equity interest of our investors;

●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy and other purposes; and

●	other disadvantages compared to our competitors who have less debt.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us, except as described elsewhere in this Annual Report, so long as they are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our ordinary shares equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of ordinary shares determined based on the redemption date and the fair market value of our ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants. None of the private placement warrants will be redeemable by us, except as set forth elsewhere in this Annual Report, so long as they are held by our sponsor or its permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, the U.S. federal income tax consequences of a cashless exercise of warrants is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes.

Risks Relating to Our Management Team

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in our company.

Information regarding performance by our management team and their affiliates is presented for informational purposes only. Past performance by our management team and their affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team and their affiliates as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Ivan Tavrin, our founder, Chairman and Chief Executive Officer, and our directors Per Brilioth, Verdi Israelyan and Clifford Tompsett. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including amongst management time needed for Kismet Two and Kismet Three, and for identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or our target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel, including, in particular, Ivan Tavrin with regard to our selection of a target company. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his fiduciary duties under British Virgin Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Mr. Tavrin, who serves as our Chairman and Chief Executive Officer, also serves as Chairman and Chief Executive Officer of both Kismet Two and Kismet Three. In addition, certain of our directors are also directors of Kismet Two and/or Kismet Three. Our independent directors also serve as officers or board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we have engaged and will continue to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors may in the future become affiliated with entities that are engaged in business activities similar to those intended to be conducted by us. In addition, our sponsor and certain of our directors have, and our sponsor, officers and directors may in the future, participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved, subject to our officers’ and directors’ fiduciary duties under British Virgin Islands law. In particular, an affiliate of our sponsor currently sponsors two other blank check companies, Kismet Two and Kismet Three and Mr. Tavrin is Chairman and Chief Executive Officer of both Kismet Two and Kismet Three. In addition, certain of our directors are also directors of Kismet Two and/or Kismet Three. Any such companies, including Kismet Two and Kismet Three, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts with Kismet Two or Kismet Three would materially affect our ability to complete our initial business combination, because we have priority with respect to acquisition opportunities until we complete our initial business combination. In addition, our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously, and we believe there are multiple potential opportunities within the industries and geographies of our primary focus.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Our executive officers and directors also serve as officers and/or board members for other entities. In particular, Mr. Tavrin is Chairman and Chief Executive Officer of Kismet Two and Kismet Three. In addition, certain of our directors are also directors of Kismet Two and/or Kismet Three. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our disinterested directors.

Our directors have a statutory and fiduciary duty to act in the best interests of our company whether or not a conflict of interest may exist.

Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor will lose its entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On June 8, 2020, our sponsor subscribed for, and we issued to it, an aggregate of 6,250,000 of our ordinary shares for a total subscription price of $25,000, or approximately $0.004 per share. On July 15, 2020, we effected a share split whereby each of our 6,250,000 then issued ordinary shares was sub-divided into 1.23 shares, resulting in our sponsor holding an aggregate of 7,687,500 ordinary shares. The founder shares held by our sponsor included an aggregate of up to 937,500 shares subject to forfeiture to the extent that the underwriters’ option to purchase additional units was not exercised in full. The over-allotment option expired unexercised on September 19, 2020. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding public shares and founder shares after our initial public offering plus the number of ordinary shares that were to be sold pursuant to the forward purchase agreement. The founder shares will be worthless if we do not complete our initial business combination. In addition, our sponsor purchased 6,750,000 private placement warrants, each of which such warrants will be exercisable for one ordinary share at $11.50 per share, that will also be worthless if we do not complete a business combination. The sponsor has agreed (A) to vote any shares owned by it in favor of any proposed business combination and (B) not to redeem any shares in connection with a shareholder vote or tender offer to approve or in connection with a proposed initial business combination. The personal and financial interests of our sponsor may influence its motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as August 10, 2022 nears, which is the deadline for the completion of our initial business combination.

Risks Relating to the Trust Account

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those ordinary shares that such shareholder properly elected to redeem, subject to the limitations described elsewhere in this Annual Report, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by August 10, 2022 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business combination by August 10, 2022, subject to applicable law. Public shareholders who redeem their ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence will not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination by August 10, 2022, with respect to such ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business, except our independent registered public accounting firm, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. In order to protect the amounts held in the trust account, our sponsor has agreed it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced and our sponsor asserts that it is unable to satisfy its obligations or that it has no such indemnification obligations related to a particular claim, our disinterested directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our disinterested directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our disinterested directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by such directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our disinterested directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

General Risk

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 850 Library Avenue, Suite 204, Newark, Delaware 19715. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our equity securities trade on Nasdaq. Each of our units consists of one ordinary share and one-half of one warrant and, commencing on August 6, 2020, trades on Nasdaq under the symbol “KSMTU.” The ordinary shares and warrants underlying our units began trading separately on Nasdaq under the symbols “KSMT” and “KSMTW,” respectively, on September 28, 2020.

Holders of Record

On March 25, 2021, there were approximately 1 holder of record of our units, 2 holders of record of our ordinary shares and 2 holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our shares of ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and subject to British Virgin Islands law. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds from our Initial Public Offering

On August 10, 2020, we consummated our initial public offering of 25,000,000 units at an offering price of $10.00 per unit, generating aggregate gross proceeds of $250,000,000. Each unit consists of one ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per share. Each warrant will become exercisable on the later of 30 days after the completion of our initial business combination or 12 months from the closing of our initial public offering, and will expire five years after the completion of our initial business combination, or earlier upon redemption or liquidation. Credit Suisse Securities (USA) LLC and BofA Securities, Inc. acted as joint book running managers for our initial public offering. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-239972). The registration statement became effective on August 5, 2020.

Of the gross proceeds received from the initial public offering and the private placement of private placement warrants, $250,000,000 was placed in the Company’s trust account, with Continental Stock Transfer & Trust Company acting as trustee.

We paid a total of $14.3 million in offering costs, inclusive of approximately $8.8 million in deferred underwriting commissions.

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”,” “Business” and the audited consolidated financial statements, including the related notes, appearing elsewhere in this Annual Report. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31.

Overview

We are a blank check company incorporated in the British Virgin Islands on June 3, 2020. We were formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses or entities. Although we are not limited to a particular industry or geographic region for purposes of consummating a business combination, we have initially focused on companies in the telecommunications infrastructure, internet and technology and consumer goods and services sectors operating in Russia. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

At December 31, 2020, we had not yet commenced operations. All activity for the period from June 3, 2020 (inception) through December 31, 2020 relates to our formation, our initial public offering, which is described below, and since the initial public offering, the search for a potential target. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We have selected December 31 as our fiscal year end.

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

Upon the closing of the initial public offering and the private placement in August 2020, $250.0 million ($10.00 per unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement were placed in a trust account initially held in cash and subsequently invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination.

If we are unable to complete a business combination within 24 months from the closing of the initial public offering, or August 10, 2022 (as may be extended by approval of our shareholders), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, commence a voluntary liquidation and thereby a formal dissolution of us, subject in each case to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

On January 31, 2021, we entered into a Business Combination Agreement with Pubco, our sponsor, solely in its capacity as our Representative, Nexters Global, a private limited liability company domiciled in Cyprus, Fantina Holdings Limited, a private limited liability company domiciled in Cyprus, solely in its capacity as Nexters Global Shareholders Representative, and the shareholders of Nexters Global. Pursuant to the Business Combination Agreement, among other things, we agreed to combine with Nexters Global in a business combination whereby we will merge with and into Pubco and Pubco will purchase all shares of Nexters Global, making Nexters Global a direct wholly-owned subsidiary of Pubco. Pubco is a newly formed entity that was formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement. Nexters Global is one of the largest and most seasoned European gaming unicorns with deep expertise in mobile game development and marketing. It is a developer and publisher of Hero Wars mid-core RPG franchise, currently available on mobile (iOS, Android) and PC (via web and Facebook) and is looking to launch three new titles in 2021.

The proposed business combination is subject to certain conditions, including: (i) our shareholders having approved, among other things, the transactions contemplated by the Business Combination Agreement; (ii) the absence of any law or governmental order that would prohibit the proposed transactions; (iii) the termination or expiration of all required waiting periods under the Hart-Scott-Rodino Act; (iv) our company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) remaining after the closing; (v) our company and Pubco having at least $100 million of cash either in or outside of the trust account, after taking into accounts payments by us for the redemption and any proceeds received by Pubco under the A&R Forward Purchase Agreement; (vi) the Registration Statement having been declared effective by the SEC and remaining effective; and (vii) the Pubco ordinary shares and Pubco warrants having been approved for listing on Nasdaq, subject only to official notice thereof. The proposed business combination is more fully described in Note 1 to the financial statements included in Item 8 of this Annual Report.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $762,000 in cash in our operating bank account and working capital of approximately $435,000.

Through December 31, 2020, our liquidity needs have been satisfied through a payment of $25,000 from our sponsor to cover certain offering costs in exchange for the issuance of the founder shares, a loan from our sponsor pursuant to a promissory note of $191,000, and the net proceeds from the consummation of the private placement not held in the trust account. We fully repaid the note balance of approximately $191,000 on August 12, 2020. In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. As of December 31, 2020, there were no amounts outstanding under the working capital loans.

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

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or search for a target company and the close of the business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to December 31, 2020 was in preparation for our formation and the preparation of the initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the period from June 3, 2020 (inception) through December 31, 2020, we had a net loss of approximately $744,000, which consisted of approximately $808,000 in general and administrative expenses partly offset by approximately $64,000 of gain from investments held in trust account.

Related Party Transactions

Founder Shares

On June 8, 2020, we issued 6,250,000 ordinary shares to our sponsor, or the founder shares. Our sponsor paid for certain offering costs of $25,000 on behalf of the company in exchange for issuance of the founder shares. In July 2020, we performed a 1.23 share split resulting in our sponsor holding an aggregate of 7,687,500 founder shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The sponsor had agreed to forfeit up to an aggregate of 937,500 founder shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters so that the founder shares would represent 20% of our issued and outstanding shares after the initial public offering plus the number of ordinary shares that were to be sold pursuant to the forward purchase agreement (as defined below). On September 17, 2020, the underwriters notified us that the over-allotment option was not exercised; as a result, these founder shares were forfeited and cancelled, effective as of September 19, 2020.

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

Each whole private placement warrant is exercisable for one whole ordinary share at a price of $11.50 per share. A portion of the proceeds from the private placement warrants was added to the proceeds from the initial public offering held in the trust account. If we do not complete a business combination within the combination period, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees.

Related Party Loans

On June 10, 2020, our sponsor agreed to loan us up to $200,000 to be used for the payment of costs related to the initial public offering pursuant to a promissory note. The note was non-interest bearing, unsecured and due upon the date we consummated the initial public offering. We repaid the balance of the note of approximately $191,000 in full on August 12, 2020.

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds pursuant to the working capital loans. If we complete a business combination, we would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2020, there were no amounts outstanding under the working capital loans.

Administrative Services Agreement

Commencing on August 5, 2020, we agreed to pay an affiliate of our sponsor a total of up to $10,000 per month for office space, administrative and support services. We incurred $20,000 in expenses in connection with this agreement for the period from June 3, 2020 through December 31, 2020 which are reflected in the accompanying statement of operations. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees.

Forward Purchase Agreement

On August 5, 2020, we entered into a forward purchase agreement with our sponsor, which provides for the purchase of $20,000,000 of units, with each unit consisting of one ordinary share (the “forward purchase shares”) and one half of one warrant (the “forward purchase warrants”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial business combination. The purchase under the forward purchase agreement is required to be made regardless of whether any ordinary shares are redeemed by the public shareholders. The forward purchase shares and forward purchase warrants will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase shares and forward purchase warrants may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with the initial business combination or for working capital in the post-transaction company.

Amended and Restated Forward Purchase Agreement

On January 31, 2021, we, Pubco and our sponsor entered into the A&R Forward Purchase Agreement. The A&R Forward Purchase Agreement amends the forward purchase agreement by, among other things, increasing the sponsor’s purchase commitment thereunder from $20 million to $50 million and replacing the sponsor’s commitment to acquire our public units with a commitment to acquire Pubco ordinary shares and Pubco public warrants in a private placement to occur after, and subject to, the Merger closing and prior to the Share Acquisition closing.

Contractual Obligations

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

In connection with the proposed transactions, Pubco, our sponsor and three of Holders will enter into the New Registration Rights Agreement, pursuant to which, among other things, subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, that Pubco file a registration statement with the SEC to register the securities of Pubco held by such Holders. The New Registration Rights Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the prospectus for the initial public offering to purchase up to 3,750,000 additional units at the initial public offering price less the underwriting discounts and commissions. On September 17, 2020, the underwriters notified us that the over-allotment option was not exercised; as a result, 937,500 founder shares were forfeited and cancelled, effective as of September 19, 2020.

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

Critical Accounting Policies and Estimates

Investments Held in the Trust Account

Our portfolio of investments held in the trust account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in trust account in the accompanying statement of operations. The estimated fair values of investments held in the trust account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 23,674,906 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheet.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by our sponsor. Weighted average shares were reduced for the effect of an aggregate of 937,500 ordinary shares that are subject to forfeiture if the option to purchase additional units was not exercised by the underwriters. On September 17, 2020, the underwriters notified us that the over-allotment was not exercised, and as a result, 937,500 ordinary shares were forfeited and cancelled, effective as of September 19, 2020. We have not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 19,250,000 ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for redeemable ordinary shares are calculated by dividing the interest income earned on investments held in the trust account, net of amounts available to be withdrawn from the trust account to pay the Company's income taxes, if any, for the period presented, by the weighted average number of redeemable ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for non-redeemable ordinary shares is calculated by dividing the net loss, less income attributable to redeemable ordinary shares, by the weighted average number of redeemable ordinary shares oustanding for the period.

Share-based Compensation

We comply with the accounting and disclosure requirement of ASC Topic 718, “Compensation – Stock Compensation.” We record share-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We recognize the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the statement of operations. In August 2020, we issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial business combination and will expire in five years after the date on which they first become exercisable. We have determined that the consummation of an initial business combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from June 3, 2020 (inception) to December 31, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2012, or JOBS Act, contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, were invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-18 following Item 15, which comprise a portion of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our period ended December 31, 2020, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our principal executive officer (PEO) and principal financial officer (PFO). Based upon that evaluation, the PEO and PFO has concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the PEO and PFO, to allow timely decisions regarding required disclosure.

It should also be noted that the PEO and PFO believes that our disclosure controls and procedures provide a reasonable assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Position
Ivan Tavrin	44	Chairman and Chief Executive Officer
Per Brilioth	51	Director
Verdi Israelyan	45	Director
Clifford Tompsett	64	Director

Ivan Tavrin has served as our Chairman and Chief Executive Officer since our inception in June 2020. Since February 2021, Mr. Tavrin has been the Chairman and Chief Executive Officer of Kismet Two (Nasdaq: KAII) and Kismet Three (Nasdaq: KIII), each a blank check company formed for substantially similar purposes as our company. Mr. Tavrin is the founder and principal of Kismet Capital Group, a private investment group, which he founded in 2017 and has managed since its inception. In that capacity, and as part of Kismet Capital Group’s investment strategy, Mr. Tavrin, through special purpose entities controlled by him, acquired LLC Gallery Service in 2018 and acquired an indirect controlling interest in Vertical LLC in 2019. From 2012 to 2016, Mr. Tavrin served as chief executive officer of PJSC MegaFon, or MegaFon, the second largest telecommunications operator in Russia as of December 31, 2016, having led its US$1.8 billion initial public offering and dual listing on the London Stock Exchange and Moscow Exchange in 2012, which was the largest initial public offering of a telecommunications company in Russia at that time. Mr. Tavrin oversaw MegaFon’s growth from 27% to 30% of market share between 2012 and 2015 and a more than two-fold increase in the OIBDA-Capex in the same period. Prior to this, Mr. Tavrin founded UTH Russia Limited, or UTH, one of the largest independent media broadcasting groups in Russia and served as its chief executive officer from its inception in 2009 to 2011. Mr. Tavrin has served as Chairman of the Board of Directors of UTH from 2012 to 2016. In 2015, he led UTH in a transaction to acquire a 75% interest in CTC Media which was at the time listed on Nasdaq. Under new leadership, CTC Media’s profitability improved significantly within the first 12 months of operations after the time of the acquisition. In 2011, UTH formed a joint venture with The Walt Disney Company, or Disney, resulting in Disney buying 49% of one of UTH’s television channels for $300 million, the only transaction between Russian shareholders and a major U.S. film studio of such scale.

In 2019, Mr. Tavrin led an acquisition of an indirect controlling interest in Vertical LLC, one of the leading independent telecommunications infrastructure operators in Moscow. In 2018, Mr. Tavrin, through LLC Media-1, completed an acquisition of LLC Gallery Service, the second largest out-of-home (OOH) advertising operator in Russia and the largest digital OOH operator across the country. In 2013, Mr. Tavrin purchased a significant minority stake in VK, a leading social network in Russia, from its founder facilitating a resolution of a complicated corporate situation. The following year, he sold this stake to Mail.ru Group, VK’s major shareholder, which later became a critical step for Mail.ru Group to consolidate control in VK and alignment of interests of all stakeholders. From 2009 to 2011, Mr. Tavrin held a controlling stake in Netbynet, one of the leading fiber to the home (“FTTH”) operators in Moscow and central Russia, or NBN. He aided NBN’s expansion through the acquisition of 30 local internet service providers and subsequently sold NBN in an auction process, in which MegaFon was the successful bidder. Starting in 2006, Mr. Tavrin built “Vyberi Radio,” a leading regional radio network via a roll-up of 55 stations. In 2001, Mr. Tavrin founded Regional Media Group, which he subsequently merged into a television network TV3, becoming its largest individual shareholder and president, and grew the combined business through the acquisition of numerous regional television assets. He then sold the company to Prof-Media for approximately $550 million. Mr. Tavrin currently serves as a board member of Holding Vyberi Radio LLC and Disney Channel Russia. Mr. Tavrin is a graduate of the Moscow State Institute of International Relations (MGIMO).

Per Brilioth has served as one of our independent directors since August 2020. Since 2007, Mr. Brilioth has been managing director and a board member of VNV Global Ltd. (formerly Vostok New Ventures Limited), an investment company investing in early and growth stage companies, and he is a director of Vostok Emerging Finance Limited, an investment company listed in Sweden that invests in growth stage private fintech companies. He is also chairman of the board of Pomegranate Investment AB, a Swedish investment company and of Telegram Record, a private holding. Mr. Brilioth currently serves on the boards of Babylon Health, Docplus, Property Finder, Voi Technology, OneTwoTrip, Naseeb Networks, Inc., and is an observer at BlaBlaCar.

Previously, Mr. Brilioth was head of the emerging markets section at Hagströmer & Qviberg Fondkommission AB from 1994 to 2000. Mr Brilioth served as chairman of the board of Black Earth Farming Limited, a company that invests in the Russian agricultural sector from 2006 until 2012, and continued to serve on the board until 2014. He also served on the board of RusForest AB from 2010 to 2016, a forestry company operating in Russia. Mr. Brilioth holds a Master of Finance from the London Business School, and is a graduate of Stockholm University.

Verdi Israelyan has served as one of our independent directors since August 2020. Since February 2021, Mr. Israelyan has served as a director of Kismet Two (Nasdaq: KAII), a blank check company formed for substantially similar purposes as our company. Since June 2016, Mr. Israelyan has served as a managing partner at Grishin Robotics Advisors Limited. He previously held both the chief operating officer and chief financial officer positions of Mail.ru Group between November 2010 and June 2013, and August 2011 and June 2013, respectively. Mr Israelyan served as a director of Mail.ru Group between 2013 and 2016. He was a partner at DST Global between 2009 and 2010. Prior to this, he co-headed CIS operations of the European Special Situations Group at Goldman Sachs in Moscow and worked in the Investment Banking Divisions at both Morgan Stanley and Lehman Brothers. Since August 2020, Mr. Israelyan has served as a director of Kismet One. Mr. Israelyan holds an M.B.A. from Rotterdam School of Management, Erasmus University in the Netherlands.

Clifford Tompsett has served as one of our independent directors since August 2020. Since February 2021, Mr. Tompsett has served as a director of Kismet Two (Nasdaq: KAII) and Kismet Three (Nasdaq: KIII), each a blank check company formed for substantially similar purposes as our company. Mr. Tompsett served in various roles at PriceWaterhouseCoopers LLP (“ PwC”) from 1979 to 2017. Mr. Tompsett was a partner at PwC until he retired in June 2017. He was an audit partner until 2003 when he then specialised on capital markets and transaction work advising companies on the execution of complex transactions on the London, U.S. and Hong Kong markets. He founded and led PwC’s Global IPO Centre and founded and built PwC’s Equity Advisory business. He has significant experience working with companies in Russia, the Commonwealth of Independent States and other emerging markets, including companies in the telecommunications, media and technology sector, on preparing for an IPO, including advice on corporate governance, financial reporting, controls and risk management. He also has extensive experience working with special purpose acquisition companies on their initial public offerings and initial acquisitions. Since August 2020, Mr. Tompsett has served as a director of Kismet One. Mr. Tompsett is a Non-Executive Director and Chair of the Audit Committee of Reed Global Limited, a recruitment business, and was until August 2020 the Senior Independent Director and Chair of the Audit and Risk Committee of Cello Health plc. He is a Fellow of the Institute of Chartered Accountants in England and Wales, and has an MA in Chemistry from Oxford University.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Per Brilioth, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Verdi Israelyan, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Ivan Tavrin and Clifford Tompsett, will expire at the third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee, each of which is composed solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

The members of our audit committee are Per Brilioth, Verdi Israelyan and Clifford Tompsett. Mr. Tompsett serves as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Tompsett qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an Audit Committee Charter, which details the purpose and principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Per Brilioth, Verdi Israelyan and Clifford Tompsett. Mr. Israelyan serves as chairman of the compensation committee.

We have adopted a Compensation Committee Charter, which details the purpose and responsibilities of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The Compensation Committee Charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser, and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Per Brilioth, Verdi Israelyan and Clifford Tompsett. In accordance with Rule 5605(e)(1)(A) of the Nasdaq Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

We have adopted a Code of Ethics (“Code of Ethics”) applicable to our directors, officers and employees in accordance with applicable federal securities laws. We have filed a copy of our Code of Ethics, our Audit Committee Charter and our Compensation Committee Charter as exhibits to our registration statement for our initial public offering. You may also review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms, we believe that during the period ended December 31, 2020 there were no delinquent filers, except that the Form 3s required to be filed by Messrs. Brilioth and Israelyan upon the effectiveness of the registration statement from our initial public offering were filed one day late, and one Form 4, reporting the forfeiture of founder shares beneficially owned by each of the sponsor and Mr. Tavrin, was filed late.

ITEM 11. EXECUTIVE COMPENSATION

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Commencing on August 5, 2020, we agreed to pay an affiliate of our sponsor a total of up to $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Commencing on August 6, 2020 through the earlier of consummation of our initial business combination and our liquidation, we pay our directors a fee of $40,000 each, and we have granted each of our independent directors an option to purchase 40,000 ordinary shares at an exercise price of $10.00 per share, which will vest upon the consummation of our initial business combination and will expire five years after the date on which it first became exercisable. All of the options that we granted to our directors provide for vesting in full if such individuals are not retained by us (or any successor entity resulting from our initial business combination) upon the consummation of our initial business combination. In addition, our sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely of independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 25, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The beneficial ownership of ordinary shares is based on 31,750,000 ordinary shares outstanding at March 25, 2021, including 6,750,000 founder shares.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
Kismet Sponsor Limited(2)	6,750,000	21.3%
Ivan Tavrin(2)	6,750,000	21.3%
Per Brilioth(3)	0	—%
Verdi Israelyan(3)	0	—%
Clifford Tompsett(3)	0	—%
All executive officers and directors as a group (4 individuals)	6,750,000	21.3%
Sculptor Capital LP(4)	1,785,288	5.6%
HGC Investment Management Inc.(5)	1,879,815	5.9%
Polar Asset Management Partners Inc.(6)	2,548,038	8.0%
Integrated Core Strategies (US) LLC(7)	2,463,219	7.8%

1)	Unless otherwise noted, the business address of each of the above entities or individuals is 850 Library Avenue, Suite 204, Newark, Delaware 19715.

2)	Ivan Tavrin is the sole owner of our sponsor. Consequently, Mr. Tavrin may be deemed to share voting and dispositive control over the securities held by our sponsor, and thus to share beneficial ownership of such securities. Excludes ordinary shares issuable pursuant to the forward purchase agreement, as such shares will only be issued concurrently with the closing of our initial business combination.

3)	Share information excludes an option to purchase 40,000 ordinary shares at an exercise price of $10.00 per share, which will vest upon the consummation of our initial business combination and will expire five years after the date on which it first became exercisable.

4)	According to a Schedule 13G filed with the SEC on February 17, 2021 by Sculptor Capital LP (“Sculptor”), which serves as the principal investment manager to a number of private funds and discretionary accounts (the “Accounts”) and thus may be deemed to be the beneficial owner of the ordinary shares held in the Accounts managed by Sculptor. Sculptor Capital Holding Corporation (“SCHC”) serves as the sole general partner of Sculptor. As such, SCHC may be deemed to control Sculptor and, therefore, may be deemed to be the beneficial owner of the ordinary shares. Sculptor Capital Management, Inc. (“SCU”) is the sole shareholder of SCHC, and may be deemed to be the beneficial owner of the ordinary shares. Each of Sculptor, SCHC and SCU share voting and dispositive power over all the shares; each of Sculptor Master Fund, Ltd. and Sculptor Special Funding, LP share voting and dispositive power with respect to 1,573,744 of the shares; and Sculptor Enhanced Master Fund, Ltd. shares voting power with respect to 211,544 of the shares. The business address of this shareholder is 9 West 57th Street, New York, New York 10019.

5)	According to a Schedule 13G filed with the SEC on February 16, 2021 by HGC Investment Management Inc. (“HCG”), which serves as the investment manager to HGC Arbitrage Fund LP (the “Fund”), with respect to the ordinary shares held by HCG on behalf of the Fund. The business address of this shareholder is 66 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

6)	According to a Schedule 13G filed with the SEC on February 10, 2021 by Polar Asset Management Partners Inc., which serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) and certain managed accounts (together with PMSMF, the “Polar Vehicles”) with respect to the ordinary shares directly held by the Polar Vehicles. The business address of this shareholder is 01 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

7)	According to a Schedule 13G/A filed with the SEC on February 8, 2021 by Integrated Core Strategies (US) LLC, on behalf of itself, Riverview Group LLC, ICS Opportunities, Ltd., Millennium International Management LP, Millennium Management LLC, Millennium Group Management LLC and Israel Englander (collectively, the “reporting persons”). The reporting persons beneficially own an aggregate of 2,463,219 ordinary shares. Each of Millennium Management LLC, Millennium Group Management LLC and Israel Englander share voting and dispositive power with respect to all of the shares; Integrated Core Strategies (US) LLC and Riverview Group LLC share voting and dispositive power with respect to 313,219 and 1,150,000 of the shares, respectively; and each of ICS Opportunities, Ltd. and Millennium International Management LP share voting and dispositive power with respect to 1,000,000 shares. The business address of the reporting persons is 666 Fifth Avenue, New York, NY 10103.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On June 8, 2020, our sponsor purchased 6,250,000 founder shares for a capital contribution of $25,000, or approximately $0.004 per share. On July 15, 2020, we effected a share split whereby each of our 6,250,000 then issued ordinary shares was sub-divided into 1.23 shares, resulting in our sponsor holding an aggregate of 7,687,500 ordinary shares. On September 17, 2020, the underwriters notified us that the over-allotment option was not exercised; as a result, 937,500 founder shares held by our sponsor were forfeited and cancelled, effective as of September 19, 2020.

Simultaneously with the consummation of our initial public offering, our sponsor purchased 6,750,000 private placement warrants at a price of $1.00 per warrant, generating gross proceeds of $6,750,000. Each private placement warrant is exercisable for one ordinary share at $11.50 per share. Our sponsor will be permitted to transfer the private placement warrants held by it to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to it, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the sponsor. Otherwise, these private placement warrants will not, subject to certain limited exceptions, be transferable or saleable until 30 days after the completion of our initial business combination.

In connection with the consummation of our initial public offering, we entered into a forward purchase agreement with our sponsor, which provides for the purchase of $20,000,000 of units, with each unit consisting of one ordinary share and one half of one warrant to purchase one ordinary share at $11.50 per share, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial business combination. The purchase under the forward purchase agreement is required to be made regardless of whether any ordinary shares are redeemed by our public shareholders. The forward purchase securities will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company.

On January 31, 2021, we, Pubco and our sponsor entered into the A&R Forward Purchase Agreement. The A&R Forward Purchase Agreement amends the forward purchase agreement by, among other things, increasing the sponsor’s purchase commitment thereunder from $20 million to $50 million and replacing the sponsor’s commitment to acquire our public units with a commitment to acquire Pubco ordinary shares and Pubco public warrants in a private placement to occur after, and subject to, the Merger closing and prior to the Share Acquisition closing.

If any of our officers or directors (other than our independent directors) becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing on August 5, 2020, we agreed to pay an affiliate of our sponsor a total of up to $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than as described above, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

On June 10, 2020, our sponsor agreed to loan us up to $200,000 to be used for the payment of costs related to our initial public offering pursuant to a promissory note. Our sponsor loaned us a total of $191,100 pursuant to the promissory note. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2020 or the closing of our initial public offering. We fully repaid the balance of the note of $191,000 in full on August 12, 2020.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. The terms of such loans have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

On August 5, 2020, we entered into a registration rights agreement with the sponsor with respect to the private placement warrants issued in connection with our initial public offering, warrants issuable upon conversion of working capital loans (if any) and the ordinary shares issuable upon exercise of the foregoing.

In connection with the proposed business combination, Pubco, our sponsor and the three Holders will enter into the New Registration Rights Agreement, pursuant to which, among other things, subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, that Pubco file a registration statement with the SEC to register the securities of Pubco held by such Holders. The New Registration Rights Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Our Code of Ethics requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company. We filed our Code of Ethics as an exhibit to the registration statement for our initial public offering.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. A form of the audit committee charter that we plan to adopt prior to the consummation of our initial public offering was filed as an exhibit to the registration statement for our initial public offering. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $200,000 in loans that we may draw down made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to an affiliate of our sponsor of up to $10,000 per month for office space, utilities, secretarial support and administrative services;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto; but up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete a business combination, the loans may not be repaid.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Per Brilioth, Verdi Israelyan and Clifford Tompsett qualifies as an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. During the period from June 3, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were $71,070 for the services Withum performed in connection with our initial public offering, the audit of our December 31, 2020 financial statements included in this report, review of the financial information included in our quarterly reports on Form 10-Q for the second and third quarter of 2020 and other required filings with the SEC.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from June 3, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. We did not pay Withum for tax compliance, tax advice and tax planning the period from June 3, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Withum for other services during the period from June 3, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report

(2)	Financial Statements Schedule

None.

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(1)	Business Combination Agreement, dated as of January 31, 2021, by and among the Registrant, Kismet Sponsor Limited, solely in its capacity as the Purchaser Representative, Nexters Inc., Nexters Global Ltd., Fantina Holdings Limited, solely in its capacity as Nexters Global Shareholders Representative and the shareholders of Nexters Global thereto.
3.1(3)	Amended and Restated Memorandum and Articles of Association.
4.1(3)	Specimen Ordinary Share Certificate.
4.2(3)	Specimen Warrant Certificate.
4.3(3)	Specimen Unit Certificate.
4.4(2)	Warrant Agreement, dated August 5, 2020, between the Registrant and Continental Stock Transfer & Trust Company.
4.5*	Description of Securities of the Registrant.
10.1(3)	Promissory Note, dated June 10, 2020, issued to Kismet Sponsor Limited.
10.2(3)	Securities Purchase Agreement, dated June 08, 2020, between the Registrant and Kismet Sponsor Limited.
10.3(2)	Letter Agreement, dated August 5, 2020, between the Registrant and Kismet Sponsor Limited.
10.4(2)	Letter Agreement, dated August 5, 2020, among the Registrant and each of the executive officers and directors of the Registrant.
10.5(2)	Investment Management Trust Agreement, dated August 5, 2020, between the Registrant and Continental Stock Transfer & Trust Company.
10.6(2)	Registration Rights Agreement, dated August 5, 2020, between the Registrant and Kismet Sponsor Limited.
10.7(2)	Private Placement Warrants Purchase Agreement, dated August 5, 2020, between the Registrant and Kismet Sponsor Limited.
10.8(2)	Administrative Services Agreement, dated August 5, 2020, between the Registrant and Kismet Capital Group LLC.
10.9(2)	Form of Indemnity Agreement by and between the Registrant and each director and officer.
10.10(2)	Forward Purchase Agreement, dated August 5, 2020, between the Registrant and Kismet Sponsor Limited.
10.11(1)	Amended and Restated Forward Purchase Agreement, dated January 31, 2021, among the Registrant, Kismet Sponsor Limited and Nexters Inc.
10.12*†	Form of Option Agreement by and between the Registrant and each independent director.
31.1*	Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-39428), filed with the SEC on February 1, 2021.
(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-39428), filed with the SEC on August 11, 2020.
(3)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-239972), filed with the SEC on July 21, 2020, as amended.

ITEM 16. FORM 10-K SUMMARY

None

KISMET ACQUISITION ONE CORP

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Kismet Acquisition One Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Kismet Acquisition One Corp (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from June 3, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 3, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2021

KISMET ACQUISITION ONE CORP

BALANCE SHEET

December 31, 2020

Assets:
Current assets:
Cash	$761,523
Prepaid expenses	409,687
Total current assets	1,171,210
Investments held in Trust Account	250,064,076
Total assets	$251,235,286

Liabilities and Shareholder’s Equity:
Liabilities:
Current liabilities:
Accounts payable	$221,731
Accrued expenses	506,374
Due to related party	8,117
Total current liabilities	736,222
Deferred underwriting commissions in connection with the initial public offering	8,750,000
Total liabilities	9,486,222

Commitments and Contingencies
Ordinary shares, 23,674,906 shares subject to possible redemption at $10.00 per share	236,749,060

Shareholders’ Equity:
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 8,075,094 shares issued and outstanding (excluding 23,674,906 shares subject to possible redemption)	5,743,573
Accumulated deficit	(743,569)
Total shareholders’ equity	5,000,004
Total Liabilities and Shareholders’ Equity	$251,235,286

The accompanying notes are an integral part of these financial statements.

KISMET ACQUISITION ONE CORP

STATEMENT OF OPERATIONS

For the Period from June 3, 2020 (inception) through December 31, 2020

Operating expenses
General and administrative expenses	$787,645
Administrative fee - related party	20,000
Total operating expenses	807,645
Net gain from investments held in Trust Account	64,076
Net loss	$(743,569)

Weighted average shares outstanding of Founder Shares - Ordinary non-redeemable, basic and diluted	6,750,000

Basic and diluted net loss per share, Founder Shares - Ordinary non-redeemable	$(0.12)

Weighted average shares outstanding of ordinary shares - redeemable, basic and diluted	25,000,000

Basic and diluted net loss per share, ordinary shares - redeemable	$0.00

The accompanying notes are an integral part of these financial statements.

KISMET ACQUISITION ONE CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period from June 3, 2020 (inception) through December 31, 2020

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance - June 3, 2020 (inception)	-	$-	$-	$-
Issuance of ordinary shares to Sponsor	7,687,500	25,000	-	25,000
Sale of units in initial public offering, gross	25,000,000	250,000,000	-	250,000,000
Offering costs	-	(14,282,367)	-	(14,282,367)
Sale of private placement units to Sponsor in private placement	-	6,750,000	-	6,750,000
Ordinary shares forfeited	(937,500)	-	-	-
Shares subject to possible redemption	(23,674,906)	(236,749,060)	-	(236,749,060)
Net loss	-	-	(743,569)	(743,569)
Balance - December 31, 2020	8,075,094	$5,743,573	$(743,569)	$5,000,004

The accompanying notes are an integral part of these financial statements.

KISMET ACQUISITION ONE CORP

STATEMENT OF CASH FLOWS

For the Period from June 3, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(743,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain from investments held in Trust Account	(64,076)
Changes in operating assets and liabilities:
Prepaid expenses	(409,687)
Accounts payable	221,731
Accrued expenses	431,374
Net cash used in operating activities	(564,227)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds received under note payable issued to related party	191,071
Repayment of note payable to related party	(191,071)
Proceeds received from initial public offering, gross	250,000,000
Offering costs paid	(5,432,367)
Proceeds received from private placement	6,750,000
Advances from related party	8,117
Net cash provided by financing activities	251,325,750

Net change in cash	761,523
Cash - beginning of the period	-
Cash - end of the period	$761,523

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions	$8,750,000
Initial value of ordinary shares subject to possible redemption	$237,443,130
Change in value of ordinary shares subject to possible redemption	$(694,070)

The accompanying notes are an integral part of these financial statements.

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

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

All activity for the period from June 3, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the preparation for its initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Kismet Sponsor Limited, a limited liability company incorporated in the British Virgin Islands (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 5, 2020. On August 10, 2020, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.3 million, inclusive of approximately $8.8 million in deferred underwriting commissions (Note 6). The Company granted the underwriter a 45-day option to purchase up to an additional 3,750,000 Units at the Initial Public Offering price to cover over-allotments, if any. The over-allotment option expired unexercised on September 19, 2020.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,750,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $6.8 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement in August 2020, $250.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) initially held in cash and subsequently invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity on the balance sheet in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval of a Business Combination, it will complete the Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem such shareholder’s Public Shares irrespective of whether such shareholder votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and the Sponsor and the Company’s officers and directors have agreed to vote any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Sponsor has agreed to waive its redemption rights with respect to its Founder Shares and the Sponsor and the Company’s officers and directors have agreed to waive their redemption rights with respect to any Public Shares owned by them in connection with the completion of a Business Combination.

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

NOTES TO FINANCIAL STATEMENTS

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

Proposed Business Combination

On January 31, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Nexters Inc., a British Virgin Islands business company (“Pubco”), the Company’s Sponsor, solely in its capacity as the Purchaser Representative, Nexters Global Ltd. (“Nexters Global”), a private limited liability company domiciled in Cyprus, Fantina Holdings Limited, a private limited liability company domiciled in Cyprus, solely in its capacity as the Nexters Global Shareholders Representative, and the shareholders of Nexters Global. Pursuant to the Business Combination Agreement, among other things, the Company agreed to combine with Nexters Global in a business combination whereby the Company will merge with and into Pubco and Pubco will purchase all shares of Nexters Global, making Nexters Global a direct wholly-owned subsidiary of Pubco (the “Merger”). Pubco is a newly formed entity that was formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement.

Pursuant to the terms, and subject to the conditions, contained in the Business Combination Agreement, the parties to the Business Combination Agreement will effect the following transactions (collectively, the “Proposed Transactions”):

(1) the Company will merge with and into Pubco (the “Merger”), as a result of which the separate corporate existence of the Company shall cease and Pubco shall continue as the surviving company, and each issued and outstanding security of the Company immediately prior to the Merger Effective Time shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco; and

(2) Pubco will acquire all of the issued and outstanding share capital of Nexters Global in exchange for the payment, issue and delivery to the Nexters Global Shareholders of a combination of cash and shares of Pubco (the “Share Acquisition”), such that Nexters Global will be a direct wholly owned subsidiary of Pubco.

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

At the effective time of the Merger, (i) each issued and outstanding ordinary share of the Company will automatically be converted into and exchanged for the right to receive on ordinary share of Pubco (“Pubco Ordinary Shares”), (ii) each issued and outstanding public warrant of the Company will automatically be converted into and exchanged for the right one public warrant of Pubco (“Pubco Public Warrants”), (iii) each issued and outstanding private warrant of the company will automatically be converted into and exchanged for the right to receive one private warrant of Pubco (“Pubco Private Warrants” and, collectively with the Pubco Public Warrants, “Pubco Warrants”), and (iv) each issued and outstanding option to purchase ordinary shares of the Company shall be converted automatically into the right of the holder thereof to receive an option relating to Pubco Ordinary Shares (the “Pubco Options”). Each of the Pubco Public Warrants, Pubco Private Warrants and Pubco Options will have substantially the same terms and conditions as are in effect with respect to Company’s public warrants, private warrants and options immediately prior to the Merger Effective time.

In consideration for the purchase of Nexters Global’s share capital, Pubco will:

(1) pay to the shareholders of Nexters Global cash in an amount not to exceed $150,000,000 equal to 50% of the aggregate amount of funds held by the Company either in or outside of its trust account, after taking into account any payments to be made to the Company’s public shareholders who validly exercise redemption rights pursuant to the Redemption (as defined below) and the proceeds received by Pubco pursuant to the A&R Forward Purchase Agreement (as defined below) (the “Base Cash Consideration”), subject to increase or decrease based on the Nexters Global’s net working capital as of the Reference Time (as such term is defined in the Business Combination Agreement) and subject to decrease by the amount of the Nexters Global’s outstanding indebtedness and transaction expenses as of the Reference Time and the Share Acquisition Closing, respectively (the Base Cash Consideration as so adjusted, the “Cash Payment”); and

(2) issue to the shareholders of the Nexters Global immediately prior to the Share Acquisition Closing an aggregate number of Pubco Ordinary Shares (the “Exchange Shares”) with an aggregate value of $2,032,500,000 minus the Base Cash Consideration, with each Exchange Share valued at the price per share payable to the Company’s public shareholders pursuant to the Redemption minus Deferred Exchange Shares (valued at approximately $200 million), as described further below.

The issuance of an aggregate of 20,000,000 Exchange Shares (being the Deferred Exchange Shares) to the shareholders of Nexters Global immediately prior to the Share Acquisition Closing (other than Everix Investments Limited) will be deferred as follows:

●	the issuance of 10,000,000 Exchange Shares, in the aggregate, will be deferred until the volume weighted average trading price of the Pubco Ordinary Shares is $13.50 or greater for any 20 trading days within a period of 30 trading days prior to the third anniversary of the Share Acquisition Closing; and

●	the issuance of an additional 10,000,000 Exchange Shares, in the aggregate, will be deferred until the volume weighted average trading price of the Pubco Ordinary Shares is $17.00 or greater for any 20 trading days within a period of 30 trading days prior to the third anniversary of the Share Acquisition Closing.

The transaction is subject to certain conditions, including: (i) the Company’s shareholders having approved, among other things, the transactions contemplated by the Business Combination Agreement; (ii) the absence of any law or governmental order that would prohibit the Proposed Transactions; (iii) the termination or expiration of all required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) remaining after the Closing; (v) the Company and Pubco having at least $100 million of cash either in or outside of the trust account, after taking into accounts payments by the Company for the Redemption and any proceeds received by Pubco under the A&R Forward Purchase Agreement; (vi) the Registration Statement having been declared effective by the SEC and remaining effective; and (vii) the Pubco Ordinary Shares and Pubco Warrants having been approved for listing on Nasdaq, subject only to official notice thereof.

On February 2, 2021, the Company filed a Current Report on Form 8-K announcing the entry into a Material Definitive Agreement including the full Business Combination Agreement and the Amended and Restated Forward Purchase Agreement.

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $762,000 of cash in its operating bank account and working capital of approximately $435,000.

Through December 31, 2020, the Company’s liquidity needs were satisfied through a payment of $25,000 from Sponsor to cover certain offering costs in exchange for the issuance of the Founder Shares and a loan of approximately $191,000 from the Sponsor pursuant to the Note (see Note 4). Subsequent to the consummation the Initial Public Offering, the Company’s liquidity needs were also satisfied with net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note balance of approximately $191,000 on August 12, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend to, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents held outside the Trust Account at December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of December 31, 2020 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and due to related party approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon the completion of the Initial Public Offering.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 23,674,906 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 937,500 ordinary shares that were subject to forfeiture if the option to purchase additional Units is not exercised by the underwriters (see Note 7). On September 17, 2020, the underwriters notified the Company that the over-allotment was not exercised, and as a result, 937,500 ordinary shares were forfeited and cancelled, effective as of September 19, 2020. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 19,250,000 ordinary shares in the calculation of diluted earnings per ordinary share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for redeemable ordinary shares are calculated by dividing the interest income earned on investments held in the trust account of approximately $64,000, net of amounts available to be withdrawn from the trust account to pay the Company’s income taxes of $0, for the period presented, by the weighted average number of redeemable ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for non-redeemable ordinary shares is calculated by dividing the net loss of approximately $744,000, less income attributable to non-redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares oustanding for the period.

Share-based Compensation

Share-based compensation to employees and non-employees is recognized over the requisite service period based on the estimated grant-date fair value of the awards. The Company recognizes the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation would be recognized in general and administrative expense in the statement of operations.

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 3—Initial Public Offering

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

Note 4—Private Placement

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

Note 5—Related Party Transactions

Founder Shares

On June 8, 2020, the Company issued 6,250,000 ordinary shares to the Sponsor (the “Founder Shares”). The Sponsor paid for certain offering costs of $25,000 on behalf of the Company in exchange for issuance of the Founder Shares. In July 2020, the Company performed a 1.23 share split resulting in the Sponsor holding an aggregate of 7,687,500 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The Sponsor had agreed to forfeit up to an aggregate of 937,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of ordinary shares that were to be sold pursuant to the Forward Purchase Agreement (as defined below). On September 17, 2020, the underwriters notified the Company that the over-allotment option was not exercised; as a result, these Founder Shares were forfeited and cancelled, effective as of September 19, 2020.

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (x) one year after the date of the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the last reported sale price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on August 5, 2020, the Company agreed to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. The Company incurred $20,000 in these fees for the period from June 3, 2020 (inception) through December 31, 2020. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Amended and Restated Forward Purchase Agreement

On January 31, 2021, the Company, Pubco and the Sponsor entered into the Amended and Restated Forward Purchase Agreement. The Amended and Restated Forward Purchase Agreement amends the Forward Purchase Agreement by, among other things, increasing the Sponsor’s purchase commitment thereunder from $20 million to $50 million and replacing the Sponsor’s commitment to acquire the Company’s public units with a commitment to acquire Pubco ordinary shares and Pubco public warrants in a private placement to occur after, and subject to, the Merger closing and prior to the Share Acquisition closing.

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

Note 6—Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement, requiring the Company to register such securities for resale. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus to purchase up to 3,750,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On September 17, 2020, the underwriters notified the Company that the over-allotment option was not exercised.

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company and the close of the business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7—Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue unlimited ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. On June 8, 2020, the Company issued 6,250,000 ordinary shares. In July 2020, the Company performed a 1.23 share split resulting in the Sponsor holding an aggregate of 7,687,500 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. Of these 7,687,500 Founder Shares, 937,500 were subject to forfeiture by the Sponsor (or its permitted transferees) on a pro rata basis depending on the extent to which the underwriters’ option to purchase additional units was exercised. On September 17, 2020, the underwriters notified the Company that the over-allotment option was not exercised; thus, the 937,500 ordinary shares were forfeited, effective as of September 19, 2020. As of December 31, 2020, there were 31,750,000 ordinary shares issued and outstanding, consisting of 6,750,000 Founder Shares and 25,000,000 Public Shares (of which 23,674,906 shares are subject to possible redemption).

Preferred Shares

The Company is authorized to issue, without shareholder approval, an unlimited number of preferred shares with no par value, divided into five classes, through Class E (collectively, the “preferred shares”) each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. As of December 31, 2020, there are no shares of preferred shares issued or outstanding.

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

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

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

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

Share Options

In August 2020, the Company granted option awards to three of its independent directors that contain both a performance condition and service condition. Each option award is an option to purchase 40,000 ordinary shares at an exercise price of $10.00 per share which vest upon the consummation of the initial Business Combination and will expire in five years after the date on which they first become exercisable. The Company has determined that the consummation of an initial Business Combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from June 3, 2020 (inception) to December 31, 2020.

Note 8—Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
U.S. Treasury bills	$250,064,076	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from June 3, 2020 (inception) through December 31, 2020.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements, except as disclosed in Note 1 and Note 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kismet Acquisition One Corp
Dated: March 31, 2021
	By:	/s/ Ivan Tavrin
Ivan Tavrin
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2021.

Signatures	Capacity in Which Signed

/s/ Ivan Tavrin	Chairman and Chief Executive Officer
Ivan Tavrin	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Per Brilioth	Director
Per Brilioth

/s/ Verdi Israelyan	Director
Verdi Israelyan

/s/ Clifford Tompsett	Director
Clifford Tompsett