Form 10-K/A
period 2020-12-31
Kismet Acquisition One Corp
filed 2021-06-08
CIK 1814824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Kismet Acquisition One Corp, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K amends the Annual Report on Form 10-K of Kismet Acquisition One Corp, for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 10, 2020, our outstanding warrants to purchase our ordinary shares (the “warrants”) were accounted for as equity within our balance sheet. After discussion and evaluation, we have concluded that our warrants that were issued in the private placement should be presented as liabilities with subsequent fair value remeasurement.

Therefore, we, in consultation with the audit committee (the “Audit Committee”) of the board of directors, concluded that our previously issued financial statements as of and for the period from June 3, 2020 through December 31, 2020 and unaudited condensed financial statements as of and for the period from June 3, 2020 through September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our private placement warrants and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity” (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within the warrant and our application of ASC 815-40 to the warrant agreement. We reassessed our accounting for warrants issued on August 10, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the private placement warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

The change in accounting for the private placement warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the financial statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the private placement warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, operating expenses or total cash flows from operations for any of these periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. Item 8, Financial Statements and Supplementary Data and Item 9A, Controls and Procedures, of the Original Filing are hereby amended and restated in their entirety with modifications as necessary to reflect the restatement. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. In addition, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment No. 1.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our recently announced proposed business combination with Nexters Global (as defined below). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete any initial business combination, including the proposed business combination with Nexters Global;

●	our expectations around the performance of Nexters Global or any other prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	the proceeds of the forward purchase securities being available to us;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses if the proposed business combination with Nexters Global is not completed;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC, including in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that Nexters Inc. will file with the SEC relating to our proposed business combination with Nexters Global.

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

On June 8, 2020, our sponsor subscribed for, and we issued to it, an aggregate of 6,250,000 of our ordinary shares for a total subscription price of $25,000, or approximately $0.004 per share. On July 15, 2020, we effected a share split whereby each of our 6,250,000 then issued ordinary shares was sub-divided into 1.23 shares, resulting in our sponsor holding an aggregate of 7,687,500 ordinary shares. The founder shares held by our sponsor included an aggregate of up to 937,500 shares subject to forfeiture to the extent that the underwriters’ option to purchase additional units was not exercised in full, so that our sponsor would own 20% of our issued and outstanding shares after our initial public offering plus the number of ordinary shares that were to be sold pursuant to the forward purchase agreement. On September 17, 2020, the underwriters notified us that the over- allotment was not exercised, and as a result, 937,500 Kismet ordinary shares were forfeited and cancelled, effective as of September 19, 2020.

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

Proposed Business Combination

On January 31, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Nexters Inc., a British Virgin Islands business company (“Pubco”), our sponsor, solely in its capacity as our Representative, Nexters Global Ltd. (“Nexters Global”), a private limited liability company domiciled in Cyprus, Fantina Holdings Limited, a private limited liability company domiciled in Cyprus, solely in its capacity as Nexters Global Shareholders Representative, and the shareholders of Nexters Global. Pursuant to the Business Combination Agreement, among other things, we agreed to combine with Nexters Global in a business combination whereby we will merge with and into Pubco with Pubco surviving the merger and the security holders of Kismet (other than security holders of Kismet electing to redeem their Kismet ordinary shares) becoming security holders of Pubco (the “Merger”) and Pubco will purchase all of the issued and outstanding share capital of Nexters Global from the holders of the Nexter Global’s share capital for a combination of cash and Pubco ordinary shares, making Nexters Global a direct wholly- owned subsidiary of Pubco (the “Share Acquisition”). Pubco is a newly formed entity that was formed for the sole purpose of entering and consummating the transactions set forth in the Business Combination Agreement. Nexters Global is one of the largest and most seasoned European gaming unicorns with deep expertise in mobile game development and marketing. It is a developer and publisher of Hero Wars mid-core RPG franchise, currently available on mobile (iOS, Android) and PC (via web and Facebook) and is looking to launch three new titles in 2021.

The transaction, which we refer to as the proposed business combination, is subject to certain conditions, including: (i) our shareholders having approved, among other things, the transactions contemplated by the Business Combination Agreement; (ii) the absence of any law or governmental order that would prohibit the proposed transactions; (iii) the termination or expiration of all required waiting periods under the Hart- Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “Hart-Scott-Rodino Act”) (iv) our company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) remaining after the closing; (v) our company and Pubco having at least $100 million of cash either in or outside of the trust account, after taking into accounts payments by us for the redemption and any proceeds received by Pubco under the A&R Forward Purchase Agreement (defined below); (vi) the Registration Statement having been declared effective by the SEC and remaining effective; and (vii) the Pubco ordinary shares and Pubco warrants having been approved for listing on Nasdaq, subject only to official notice thereof. The proposed business combination is more fully described in Note 1 to the financial statements included in Item 8 of this Annual Report.

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

We believe our sponsor’s and management team’s deal sourcing, investing and operating expertise, as well as their network of contacts have uniquely positioned us to take advantage of proprietary opportunities in the telecommunications, internet and technology and consumer goods and services sectors, where we believe opportunities exist to employ a “buy and build” (roll-up) strategy to consolidate assets across fragmented sub- sectors, creating new majors with improved efficiencies and network effects through scale. We believe this expertise and network of contacts have allowed us to generate a number of acquisition opportunities. As a result of our investing and operating expertise, we believe there are a number of high-quality telecommunications, internet and technology and consumer goods and services sector businesses in Russia with adequate scale to be attractive public companies in the United States, in particular operating within the following sub-sectors:

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

We believe the following factors represent a strong rationale for pursuing our business strategy:

●	Portfolio rationalization (including optimization of corporate structure, divestment of non-core assets or transformation from an asset- heavy to asset-light business model) is especially relevant for businesses in the turbulent and competitive environment prevalent today, particularly in the telecommunications industry, and may lead to acquisition opportunities for the Company.

●	Devaluation of the Russian Ruble has created opportunities in salary arbitrage, which aided many companies in strengthening their competitive advantage in export potential, especially in information technology and software, production, outsourcing and other sectors.

●	Import substitution in pharmaceuticals, food, consumer and other industries is strongly supported by the Russian Government and may also lead to growth of consumer expenditures by creating low-cost substitutes to imported products which benefit Russian businesses.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes- Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Summary of Risk Factors

●	We are a newly incorporated development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors or any of their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our ordinary shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors or any of their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

●	If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes, if any, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. Our sponsor is not obligated to fund such loans.

●	Our executive officer and certain of our directors are now, and our executive officers and directors may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third- party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post- business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

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

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run- off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

We may structure an initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post- transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot assure you that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

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

Provisions of our amended and restated memorandum and articles of association (and corresponding provisions of the agreement governing the release of funds from our trust account) relating to the rights and obligations attaching to our ordinary shares and certain aspects of our pre- business combination activity may be amended prior to the consummation of our initial business combination by a resolution of shareholders holding 65% of the issued and outstanding ordinary shares attending and voting at the meeting at which the resolution is considered, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the consummation of an initial business combination that some of our shareholders may not support.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes- Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

We identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the restatement described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the change in accounting for our warrants and forward purchase agreement, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 1, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in our warrant and forward purchase agreements. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants and units associated with our forward purchase agreement and pursuant to the guidance in ASC 815-40, determined the private placement warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

General Risks

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant transaction related to the warrants we issued in our private placement in August 2020. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We have commenced our remediation efforts as discussed in Part II. Item 9A: Controls and Procedures included in this Annual Report to address the material weakness in internal control over financial reporting and ineffective disclosure controls and procedures. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

We identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the restatement described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the change in accounting for our private placement warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 1, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Restatement

In this Amendment No. 1, we are restating (i) our audited financial statements as of, and for the period from June 3, 2020 (inception) through December 31, 2020, (ii) our unaudited interim financial statements as of, and for the periods ended September 30, 2020.

The restatement results from our prior accounting for our warrants issued in our private placement in August 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement, in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 10, 2020, our warrants issued in our private placement were accounted for as equity within our balance sheets, and after discussion and evaluation, we have concluded that our private placement warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, we, in consultation with our Audit Committee, concluded that our previously issued financial statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for our private placement warrants and should no longer be relied upon.

Historically, the private placement warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of those, based on our application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within the warrant agreement and our application of ASC 815-40 to those agreements. We reassessed our accounting for our private placement warrants issued in August 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the private placement warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

Our accounting for the private placement warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, total cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, management determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of our private placement warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Amendment No. 1.

We have not amended our previously filed Quarterly Reports on Form 10-Q for the Affected Periods.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

At December 31, 2020, we had not yet commenced operations. All activity for the period from June 3, 2020 (inception) through December 31, 2020 relates to our formation, our initial public offering, which is described below, and since the initial public offering, the search for a potential target. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non- operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We have selected December 31 as our fiscal year end.

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

Simultaneously with the closing of the initial public offering, we consummated a private placement (the “private placement”) of 6,750,000 warrants (the “private placement warrants”), at a price of $1.00 per private placement warrant, to our sponsor, generating gross proceeds of approximately $6.8 million, and incurring offering costs of approximately $11,000.

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

For the period from June 3, 2020 (inception) through December 31, 2020, we had a net loss of approximately $3.0 million, which consisted of approximately $788,000 in general and administrative expenses, $20,000 in related party administrative fees, a non-operating loss resulting from an increase in fair value of derivative warrant liabilities of approximately $2.2 million, offering costs associated with issuance of derivative warrant liabilities of approximately $11,000, partially offset by approximately $64,000 of net gain from investments held in trust account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in our Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Private Placement Warrants

Simultaneously with the closing of the initial public offering, we consummated a private placement of 6,750,000 private placement warrants, at a price of $1.00 per private placement warrant, to our sponsor, generating gross proceeds of approximately $6.8 million, and incurring offering costs of approximately $11,000.

Each whole private placement warrant is exercisable for one whole ordinary share at a price of $11.50 per share. A portion of the proceeds from the private placement warrants was added to the proceeds from the initial public offering held in the trust account. If we do not complete a business combination within the combination period, the private placement warrants will expire worthless. The private placement warrants are non- redeemable and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees.

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

Critical Accounting Policies and Estimates

Investments Held in the Trust Account

Our portfolio of investments held in the trust account is comprised of U.S. government securities, within the meaning set forth in Section 2 (a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in trust account in the accompanying statement of operations. The estimated fair values of investments held in the trust account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 22,925,656 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheet.

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

Our statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for redeemable ordinary shares are calculated by dividing the interest income earned on investments held in the trust account, net of amounts available to be withdrawn from the trust account to pay the Company's income taxes, if any, for the period presented, by the weighted average number of redeemable ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for non-redeemable ordinary shares is calculated by dividing the net loss, less income attributable to redeemable ordinary shares, by the weighted average number of redeemable ordinary shares outstanding for the period.

Share-based Compensation

We comply with the accounting and disclosure requirement of ASC Topic 718, “Compensation – Stock Compensation.” We record share- based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We recognize the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the statement of operations. In August 2020, we issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial business combination and will expire in five years after the date on which they first become exercisable. We have determined that the consummation of an initial business combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from June 3, 2020 (inception) to December 31, 2020.

Derivative Warrant and Forward Purchase Agreement Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-40. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Simultaneously with the closing of the initial public offering, we consummated a private placement of 6,750,000 private placement warrants, at a price of $1.00 per private placement warrant, to our sponsor, which are recognized as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the private placement warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of our private placement warrants is measured using Black-Scholes Option Pricing model for the Affected Periods.

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

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current generally accepted accounting principles. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-26 following Item 15, which comprise a portion of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting related to the accounting for our warrants issued in our private placement as described in Note 2 of the notes to the financial statements included herein. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Amendment No. 1 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Controls Over Financial Reporting

During the fourth quarter of the fiscal year covered by this Annual Report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

We have adopted an Audit Committee Charter, which details the purpose and principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality- control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post- combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely of independent directors or by a majority of the independent directors on our board of directors.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report

(2)	Financial Statements Schedule

None.

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(1)	Business Combination Agreement, dated as of January 31, 2021, by and among the Registrant, Kismet Sponsor Limited, solely in its capacity as the Purchaser Representative, Nexters Inc., Nexters Global Ltd., Fantina Holdings Limited, solely in its capacity as Nexters Global Shareholders Representative and the shareholders of Nexters Global thereto.
3.1(3)	Amended and Restated Memorandum and Articles of Association.
4.1(3)	Specimen Ordinary Share Certificate.
4.2(3)	Specimen Warrant Certificate.
4.3(3)	Specimen Unit Certificate.
4.4(2)	Warrant Agreement, dated August 5, 2020, between the Registrant and Continental Stock Transfer & Trust Company.
4.5***	Description of Securities of the Registrant.
10.1(3)	Promissory Note, dated June 10, 2020, issued to Kismet Sponsor Limited.
10.2(3)	Securities Purchase Agreement, dated June 08, 2020, between the Registrant and Kismet Sponsor Limited.
10.3(2)	Letter Agreement, dated August 5, 2020, between the Registrant and Kismet Sponsor Limited.
10.4(2)	Letter Agreement, dated August 5, 2020, among the Registrant and each of the executive officers and directors of the Registrant.
10.5(2)	Investment Management Trust Agreement, dated August 5, 2020, between the Registrant and Continental Stock Transfer & Trust Company.
10.6(2)	Registration Rights Agreement, dated August 5, 2020, between the Registrant and Kismet Sponsor Limited.
10.7(2)	Private Placement Warrants Purchase Agreement, dated August 5, 2020, between the Registrant and Kismet Sponsor Limited.
10.8(2)	Administrative Services Agreement, dated August 5, 2020, between the Registrant and Kismet Capital Group LLC.
10.9(2)	Form of Indemnity Agreement by and between the Registrant and each director and officer.
10.10(2)	Forward Purchase Agreement, dated August 5, 2020, between the Registrant and Kismet Sponsor Limited.
10.11(1)	Amended and Restated Forward Purchase Agreement, dated January 31, 2021, among the Registrant, Kismet Sponsor Limited and Nexters Inc.
10.12***†	Form of Option Agreement by and between the Registrant and each independent director.
31.1*	Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
***	Previously filed.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-39428), filed with the SEC on February 1, 2021.
(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-39428), filed with the SEC on August 11, 2020.
(3)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-239972), filed with the SEC on July 21, 2020, as amended.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

June 7, 2021

KISMET ACQUISITION ONE CORP

BALANCE SHEET

December 31, 2020
(As Restated)
Assets:
Current assets:
Cash	$761,523
Prepaid expenses	409,687
Total current assets	1,171,210
Investments held in Trust Account	250,064,076
Total assets	$251,235,286

Liabilities and Shareholder’s Equity:
Current liabilities:
Accounts payable	$221,731
Accrued expenses	506,374
Due to related party	8,117
Total current liabilities	736,222
Deferred underwriting commissions in connection with the initial public offering	8,750,000
Derivative warrant liabilities	7,492,500
Total liabilities	16,978,722

Commitments and Contingencies
Ordinary shares, no par value; unlimited shares authorized; 22,925,656 shares subject to possible redemption at 10.00 per share	229,256,560

Shareholders’ Equity:
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 8,824,344 shares issued and outstanding (excluding 22,925,656 shares subject to possible redemption)	7,982,059
Accumulated deficit	(2,982,055)
Total shareholders’ equity	5,000,004
Total Liabilities and Shareholders’ Equity	$251,235,286

The accompanying notes are an integral part of these financial statements.

KISMET ACQUISITION ONE CORP

STATEMENT OF OPERATIONS

For the Period from
June 3, 2020 (inception) through
December 31, 2020
(As Restated)
Operating expenses
General and administrative expenses	$787,645
Administrative fee - related party	20,000
Total operating expenses	(807,645)
Change in fair value of derivative warrant liabilities	(2,227,500)
Offering costs associated with issuance of derivative warrant liabilities	(10,986)
Net gain from investments held in Trust Account	64,076
Net loss	$(2,982,055)

Weighted average shares outstanding of Founder Shares, basic and diluted	6,750,000

Basic and diluted net loss per share, Founder Shares	$(0.45)

Weighted average shares outstanding of ordinary shares, basic and diluted	25,000,000

Basic and diluted net loss per share, ordinary shares	$0.00

The accompanying notes are an integral part of these financial statements.

KISMET ACQUISITION ONE CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period from June 3, 2020 (inception) through December 31, 2020 (As Restated)

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance - June 3, 2020 (inception)	-	$-	$-	$-
Issuance of ordinary shares to Sponsor	7,687,500	25,000	-	25,000
Sale of units in initial public offering, gross	25,000,000	250,000,000	-	250,000,000
Offering costs	-	(14,271,381)	-	(14,271,381)
Excess cash received over fair value of private placement warrants		1,485,000		1,485,000
Ordinary shares forfeited	(937,500)	-	-	-
Shares subject to possible redemption	(22,925,656)	(229,256,560)	-	(229,256,560)
Net loss	-	-	(2,982,055)	(2,982,055)
Balance - December 31, 2020 (as restated)	8,824,344	$7,982,059	$(2,982,055)	$5,000,004

The accompanying notes are an integral part of these financial statements.

KISMET ACQUISITION ONE CORP

STATEMENT OF CASH FLOWS

For the Period from
June 3, 2020 (inception) through
December 31,
2020
(As Restated)
Cash Flows from Operating Activities:
Net loss	$(2,982,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	2,227,500
Offering costs associated with issuance of private warrants	10,986
Unrealized gain from investments held in Trust Account	(64,076)
Changes in operating assets and liabilities:
Prepaid expenses	(409,687)
Accounts payable	221,731
Accrued expenses	431,374
Net cash used in operating activities	(564,227)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds received under note payable issued to related party	191,071
Repayment of note payable to related party	(191,071)
Proceeds received from initial public offering, gross	250,000,000
Offering costs paid	(5,432,367)
Proceeds received from private placement	6,750,000
Advances from related party	8,117
Net cash provided by financing activities	251,325,750

Net change in cash	761,523
Cash - beginning of the period	-
Cash - end of the period	$761,523

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions	$8,750,000
Initial value of ordinary shares subject to possible redemption	$232,178,130
Change in value of ordinary shares subject to possible redemption	$(2,921,570)

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

The Company’s sponsor is Kismet Sponsor Limited, a limited liability company incorporated in the British Virgin Islands (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 5, 2020. On August 10, 2020, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.3 million, inclusive of approximately $8.8 million in deferred underwriting commissions (Note 7). The Company granted the underwriter a 45-day option to purchase up to an additional 3,750,000 Units at the Initial Public Offering price to cover over-allotments, if any. The over-allotment option expired unexercised on September 19, 2020.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,750,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $6.8 million, and incurring offering costs of approximately $11,000 (Note 5).

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

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares have been recorded at a redemption value and classified as temporary equity on the balance sheet in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). If the Company seeks shareholder approval of a Business Combination, it will complete the Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem such shareholder’s Public Shares irrespective of whether such shareholder votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and the Sponsor and the Company’s officers and directors have agreed to vote any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Sponsor has agreed to waive its redemption rights with respect to its Founder Shares and the Sponsor and the Company’s officers and directors have agreed to waive their redemption rights with respect to any Public Shares owned by them in connection with the completion of a Business Combination.

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

Through December 31, 2020, the Company’s liquidity needs were satisfied through a payment of $25,000 from Sponsor to cover certain offering costs in exchange for the issuance of the Founder Shares and a loan of approximately $191,000 from the Sponsor pursuant to the Note (see Note 5). Subsequent to the consummation the Initial Public Offering, the Company’s liquidity needs were also satisfied with net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note balance of approximately $191,000 on August 12, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend to, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

Note 2—Restatement of Previously Issued Financial Statements

In May 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Private Placement Warrants issued in August 2020, the Company’s previously issued financial statements for the year ended December 31, 2020 and for the quarter ended September 30, 2020 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Amendment No. 1 to the Annual Report on Form 10-K (“Annual Report”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 10, 2020, the Company’s Private Placement Warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, management concluded that the outstanding Private Placement Warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Private Placement Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Private Placement Warrants , based on our application of FASB ASC Topic 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity” (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the agreement. The Company reassessed its accounting for Private Placement Warrants issued on August 10, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Private Placement Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for the warrants should no longer be relied upon.

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

Impact of the Restatement

The impact of the restatement on the balance sheet as of December 31, 2020 statement of operations and the statement of cash flows as of December 31, 2020 and for the period from June 3, 2020 (inception) through December 31, 2020 and for the unaudited quarterly financial information is presented below. The restatement had no impact on cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated

Balance Sheet
Total assets	$251,235,286	$-	$251,235,286
Liabilities and shareholders’ equity
Total current liabilities	$736,222	$-	$736,222
Deferred underwriting commissions	8,750,000	-	8,750,000
Derivative warrant liabilities	-	7,492,500	7,492,500
Total liabilities	9,486,222	7,492,500	16,978,722
Ordinary shares, no par value; shares subject to possible redemption	236,749,060	(7,492,500)	229,256,560
Shareholders’ equity
Preferred shares – no par value	-	-	-
Ordinary shares - no par value	5,743,573	2,238,486	7,982,059
Accumulated deficit	(743,569)	(2,238,486)	(2,982,055)
Total shareholders’ equity	5,000,004	-	5,000,004
Total liabilities and shareholders’ equity	$251,235,286	$-	$251,235,286

	For the Period from June 3, 2020 (Inception) through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
General and administrative expenses	$787,645	$-	$787,645
Administrative fees - related party	20,000	-	20,000
Loss from operations	(807,645)	-	(807,645)
Change in fair value of derivative warrant liabilities	-	(2,227,500)	(2,227,500)
Offering costs associated with issuance of derivative warrant liabilities	-	(10,986)	(10,986)
Net gain from investments held in Trust Account	64,076	-	64,076
Net loss	$(743,569)	$(2,238,486)	$(2,982,055)

Weighted average shares outstanding of Founder Shares, basic and diluted	6,750,000	-	6,750,000
Basic and diluted net loss per share, Founder Shares	$(0.12)	$(0.33)	$(0.45)
Weighted average shares outstanding of ordinary shares, basic and diluted	25,000,000	-	25,000,000
Basic and diluted net loss per share, ordinary shares	$-	$-	$0.00

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

	For the Period from June 3, 2020 (Inception) through December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated

Statement of Cash Flows
Net loss	$(743,569)	$(2,238,486)	$(2,982,055)
Change in fair value of warrant liabilities	-	2,227,500	2,227,500
Offering costs associated with issuance of private warrants	-	10,986	10,986
Net cash used in operating activities	(564,227)	-	(564,227)
Net cash used in investing activities	(250,000,000)	-	(250,000,000)
Net cash provided by financing activities	251,325,750	-	251,325,750
Net change in cash	$761,523	$-	$761,523

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000	$-	$25,000
Offering costs included in accrued expenses	$70,000	$-	$70,000
Deferred underwriting commissions	$8,750,000	$-	$8,750,000
Initial value of ordinary shares subject to possible redemption	$237,443,130	$(5,265,000)	$232,178,130
Change in value of ordinary shares subject to possible redemption	$(694,070)	$(2,227,500)	$(2,921,570)

In addition, the impact to the balance sheet dated August 10, 2020, filed on Form 8-K on August 14, 2020 related to the impact of accounting for the Private Placement Warrants at fair value resulted in an approximate $5.3 million increase to the derivative warrant liabilities line item at August 10, 2020 and offsetting decrease to the ordinary shares subject to possible redemption temporary equity line item. There is no change to total shareholders’ equity at the reported balance sheet date.

	As of August 10, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated

Balance Sheet
Total assets	$251,994,299	$-	$251,994,299
Liabilities and shareholders’ equity
Total current liabilities	$801,165	$-	$801,165
Deferred underwriting commissions	8,750,000	-	8,750,000
Derivative warrant liabilities	-	5,265,000	5,265,000
Total liabilities	9,551,165	5,265,000	14,816,165
Ordinary shares, no par value; shares subject to possible redemption	237,443,130	(5,265,000)	232,178,130
Shareholders’ equity
Preferred shares – no par value	-	-	-
Ordinary shares - no par value	5,049,504	10,986	5,060,490
Accumulated deficit	(49,500)	(10,986)	(60,486)
Total shareholders’ equity	5,000,004	-	5,000,004
Total liabilities and shareholders’ equity	$251,994,299	$-	$251,994,299

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

Quarterly Financial Information (Unaudited)

The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

Unaudited Condensed Balance Sheet

	As of September 30, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$251,441,956	$-	$251,441,956
Liabilities and shareholders’ equity
Total current liabilities	$388,082	$-	$388,082
Deferred underwriting commissions	8,750,000	-	8,750,000
Derivative warrant liabilities	-	5,197,500	5,197,500
Total liabilities	9,138,082	5,197,500	14,335,582
Ordinary shares, no par value; shares subject to possible redemption	237,303,870	(5,197,500)	232,106,370
Shareholders’ equity
Preferred shares - no par value	-	-	-
Ordinary shares - no par value	5,188,763	(56,514)	5,132,249
Accumulated deficit	(188,759)	56,514	(132,245)
Total shareholders’ equity	5,000,004	-	5,000,004
Total liabilities and shareholders’ equity	$251,441,956	$-	$251,441,956

	For the Period from June 3, 2020 (Inception) through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
General and administrative expenses	$183,495	$-	$183,495
Administrative fee - related party	20,000	-	20,000
Loss from operations	(203,495)	-	(203,495)
Change in fair value of derivative warrant liabilities	-	67,500	67,500
Offering costs associated with issuance of derivative warrant liabilities	-	(10,986)	(10,986)
Net gain from investments held in Trust Account	14,736	-	14,736
Net income (loss)	$(188,759)	$56,514	$(132,245)

Weighted average shares outstanding of Founder Shares, basic and diluted	6,750,000	-	6,750,000
Basic and diluted net income (loss) per share, Founder Shares	$(0.03)	$0.01	$(0.02)
Weighted average shares outstanding of ordinary shares, basic and diluted	25,000,000	-	25,000,000
Basic and diluted net loss per share, ordinary shares	$-	$-	$0.00

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
General and administrative expenses	$173,275	$-	$173,275
Administrative fee - related party	20,000	-	20,000
Loss from operations	(193,275)	-	(193,275)
Change in fair value of derivative warrant liabilities	-	67,500	67,500
Offering costs associated with issuance of derivative warrant liabilities	-	(10,986)	(10,986)
Net gain from investments held in Trust Account	14,736	-	14,736
Net income (loss)	$(178,539)	$56,514	$(122,025)

Weighted average shares outstanding of Founder Shares, basic and diluted	6,750,000	-	6,750,000
Basic and diluted net income (loss) per share, Founder Shares	$(0.03)	$0.01	$(0.02)
Weighted average shares outstanding of ordinary shares, basic and diluted	25,000,000	-	25,000,000
Basic and diluted net loss per share, ordinary shares	$-	$-	$0.00

	For the Period from June 3, 2020 (Inception) through September 30, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Cash Flows
Net income	$(188,759)	$56,514	$(132,245)
Change in fair value of warrant liabilities	-	(67,500)	(67,500)
Offering costs associated with issuance of private warrants	-	10,986	10,986
Net cash used in operating activities	(412,696)	0	(412,696)
Net cash used in investing activities	(250,000,000)	-	(250,000,000)
Net cash provided by financing activities	251,344,656	-	251,344,656
Net change in cash	$931,960	$-	$931,960

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000	$-	$25,000
Offering costs included in accrued expenses	$70,000	$-	$70,000
Deferred underwriting commissions	$8,750,000	$-	$8,750,000
Initial value of ordinary shares subject to possible redemption	$237,443,130	$(5,265,000)	$232,178,130
Change in value of ordinary shares subject to possible redemption	$(139,264)	$67,504	$(71,760)

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

Note 3—Basic of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the Affected Periods are restated in this Annual Report to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The fair value of Private Placement Warrants is measured using Black-Scholes Option Pricing model for the Affected Periods.

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon the completion of the Initial Public Offering. Offering costs associated with the issuance of derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the ordinary shares and public warrants were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 22,925,650 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for redeemable ordinary shares are calculated by dividing the interest income earned on investments held in the trust account of approximately $64,000 for the period presented by the weighted average number of redeemable ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for non-redeemable ordinary shares is calculated by dividing the net loss of approximately $3.0 million less income attributable to non-redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Share-based Compensation

Share-based compensation to employees and non-employees is recognized over the requisite service period based on the estimated grant- date fair value of the awards. The Company recognizes the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation would be recognized in general and administrative expense in the statement of operations.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-40. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 6,750,000 Private Placement Warrants which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Private Placement Warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Private Placement Warrants is measured using Black-Scholes Option Pricing model for the Affected Periods.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

Note 4—Initial Public Offering

On August 10, 2020, the Company consummated its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.3 million, inclusive of approximately $8.8 million in deferred underwriting commissions.

Each Unit consists of one ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

Note 5—Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,750,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $6.8 million, incurring offering costs of approximately $11,000.

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

Note 6—Related Party Transactions

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

Forward Purchase Agreement

On August 5, 2020, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Sponsor, which provides for the purchase of $20,000,000 of units, with each unit consisting of one ordinary share (the “Forward Purchase Shares”) and one half of one warrant to purchase one ordinary share at $11.50 per share (the “Forward Purchase Warrants”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The purchase under the Forward Purchase Agreement is required to be made regardless of whether any ordinary shares are redeemed by the Public Shareholders. The Forward Purchase Shares and Forward Purchase Warrants will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Shares and Forward Purchase Warrants may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The forward purchase agreement is accounted for as equity on the balance sheet.

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

Note 7—Commitments and Contingencies

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

Note 8—Warrants

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

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

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

The Public warrants are accounted for as equity and the Private Placement warrants are accounted for as liabilities on the balance sheet.

Note 9—Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue unlimited ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. On June 8, 2020, the Company issued 6,250,000 ordinary shares. In July 2020, the Company performed a 1.23 share split resulting in the Sponsor holding an aggregate of 7,687,500 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. Of these 7,687,500 Founder Shares, 937,500 were subject to forfeiture by the Sponsor (or its permitted transferees) on a pro rata basis depending on the extent to which the underwriters’ option to purchase additional units was exercised. On September 17, 2020, the underwriters notified the Company that the over-allotment option was not exercised; thus, the 937,500 ordinary shares were forfeited, effective as of September 19, 2020. As of December 31, 2020, there were 31,750,000 ordinary shares issued and outstanding, consisting of 6,750,000 Founder Shares and 25,000,000 Public Shares (of which 22,925,656 shares are subject to possible redemption).

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

Note 10—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury bills	$250,064,076	$-	$-	$250,064,076
Liabilities:
Derivative warrant liabilities - private placement warrants	$-	$-	$7,492,500	$7,492,500

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the period from June 3, 2020 (inception) through December 31, 2020.

The fair value of the Private Placement Warrants has been estimated using a Black-Scholes Option Pricing model for the Affected Periods. The Company recognized approximately $5.3 million for the warrant liabilities upon their issuance on August 10, 2020. For the period from June 3, 2020 (inception) through December 31, 2020, the Company recognized an increase in the fair value of derivative warrant liabilities of approximately $2.2 million, which is presented as change in fair value of derivative warrant liabilities in the accompanying statement of operations.

The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, for the year ended December 31, 2020 is summarized as follows:

Derivative warrant liabilities at June 3, 2020 (inception)	$-
Issuance of private warrants	5,265,000
Change in fair value of warrant liabilities	2,227,500
Derivative warrant liabilities at December 31, 2020	$7,492,500

KISMET ACQUISITION ONE CORP

NOTES TO FINANCIAL STATEMENTS

The estimated fair value of derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates for measurement of warrant liabilities:

	December 31, 2020	September 30, 2020	August 10, 2021
Exercise price	$11.50	$11.50	$11.50
Stock Price	$10.10	$9.62	$9.61
Term (in years)	5.42	5.67	5.82
Volatility	18.00%	15.90%	15.90%
Risk-free interest rate	0.42%	0.34%	0.29%
Dividend yield	-	-	-

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements, except as disclosed in Note 1 and Note 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kismet Acquisition One Corp

Dated: June 7, 2021	By:	/s/ Ivan Tavrin
Ivan Tavrin
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 7, 2021.

Signatures	Capacity in Which Signed

/s/ Ivan Tavrin	Chairman and Chief Executive Officer
Ivan Tavrin	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Per Brilioth	Director
Per Brilioth

/s/ Verdi Israelyan	Director
Verdi Israelyan

/s/ Clifford Tompsett	Director
Clifford Tompsett