Form 10-Q
period 2021-03-31
Kismet Acquisition One Corp
filed 2021-06-25
CIK 1814824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of June 25, 2021, 31,750,000 ordinary shares, no par value, were issued and outstanding.

KISMET ACQUISITION ONE CORP

Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

KISMET ACQUISITION ONE CORP

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$282,427	$761,523
Prepaid expenses	451,304	409,687
Total current assets	733,731	1,171,210
Investments held in Trust Account	250,081,552	250,064,076
Total assets	$250,815,283	$251,235,286

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$309,674	$221,731
Accrued expenses	2,210,686	506,374
Due to related party	8,117	8,117
Total current liabilities	2,528,477	736,222
Deferred underwriting commissions in connection with the initial public offering	8,750,000	8,750,000
Derivative warrant liabilities	5,467,500	7,492,500
Total liabilities	16,745,977	16,978,722

Commitments and Contingencies
Ordinary shares, no par value; 22,906,930 and 22,925,656 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	229,069,300	229,256,560

Shareholders’ Equity:
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 8,843,070 and 8,824,344 shares issued and outstanding (excluding 22,906,930 and 22,925,656 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	8,169,319	7,982,059
Accumulated deficit	(3,169,313)	(2,982,055)
Total shareholders’ equity	5,000,006	5,000,004
Total Liabilities and Shareholders’ Equity	$250,815,283	$251,235,286

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION ONE CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021
Operating expense
General and administrative expenses	$2,229,734
Total operating expenses	(2,229,734)
Change in fair value of derivative warrant liabilities	2,025,000
Net gain from investments held in Trust Account	17,476
Net loss	$(187,258)

Weighted average shares outstanding of Founder Shares, basic and diluted	6,750,000

Basic and diluted net loss per share, Founder Shares	$(0.03)

Weighted average shares outstanding of ordinary shares, basic and diluted	25,000,000

Basic and diluted net income per share, ordinary shares	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION ONE CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance - December 31, 2020	8,824,344	$7,982,059	$(2,982,055)	$5,000,004
Shares subject to possible redemption	18,726	187,260	-	187,260
Net loss	-	-	(187,258)	(187,258)
Balance - March 31, 2021 (unaudited)	8,843,070	$8,169,319	$(3,169,313)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION ONE CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(187,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,025,000)
Unrealized gain from investments held in Trust Account	(17,476)
Changes in operating assets and liabilities:
Prepaid expenses	(41,617)
Accounts payable	87,943
Accrued expenses	1,704,312
Net cash used in operating activities	(479,096)

Net change in cash	(479,096)
Cash - beginning of the period	761,523
Cash - end of the period	$282,427

Supplemental disclosure of noncash activities:
Change in value of ordinary shares subject to possible redemption	$(187,260)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION ONE CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – Description of Organization and Business Operations

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

All activity for the period from June 3, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the preparation for its initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Kismet Sponsor Limited, a business company incorporated in the British Virgin Islands with limited liability (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 5, 2020. On August 10, 2020, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.3 million, inclusive of approximately $8.8 million in deferred underwriting commissions (Note 6). The Company granted the underwriter a 45-day option to purchase up to an additional 3,750,000 Units at the Initial Public Offering price to cover the over-allotment option, if any. The over-allotment option expired unexercised on September 19, 2020.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,750,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $6.8 million, and incurring offering costs of approximately $11,000 (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement in August 2020, $250.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) initially invested in cash and subsequently in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity on the condensed balance sheets in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval of a Business Combination, it will complete the Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem such shareholder’s Public Shares irrespective of whether such shareholder votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and the Sponsor and the Company’s officers and directors have agreed to vote any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Sponsor has agreed to waive its redemption rights with respect to its Founder Shares and the Sponsor and the Company’s officers and directors have agreed to waive their redemption rights with respect to any Public Shares owned by them in connection with the completion of a Business Combination.

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

At the effective time of the Merger, (i) each issued and outstanding ordinary share of the Company will automatically be converted into and exchanged for the right to receive one ordinary share of Pubco (“Pubco Ordinary Shares”), (ii) each issued and outstanding public warrant of the Company will automatically be converted into and exchanged for the right one public warrant of Pubco (“Pubco Public Warrants”), (iii) each issued and outstanding private warrant of the company will automatically be converted into and exchanged for the right to receive one private warrant of Pubco (“Pubco Private Warrants” and, collectively with the Pubco Public Warrants, “Pubco Warrants”), and (iv) each issued and outstanding option to purchase ordinary shares of the Company shall be converted automatically into the right of the holder thereof to receive an option relating to Pubco Ordinary Shares (the “Pubco Options”). Each of the Pubco Public Warrants, Pubco Private Warrants and Pubco Options will have substantially the same terms and conditions as are in effect with respect to Company’s public warrants, private warrants and options immediately prior to the Merger Effective time.

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

On February 2, 2021, the Company filed a Current Report on Form 8-K announcing the entry into a Material Definitive Agreement including the full Business Combination Agreement and the A&R Forward Purchase Agreement.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $282,000 in its operating bank account and working capital deficit of approximately $1.8 million.

Through March 31, 2021, the Company’s liquidity needs were satisfied through a payment of $25,000 from Sponsor to cover certain offering costs in exchange for the issuance of the Founder Shares and a loan of approximately $191,000 from the Sponsor pursuant to the Note (see Note 5). Subsequent to the consummation the Initial Public Offering, the Company’s liquidity needs were also satisfied with net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note balance of approximately $191,000 on August 12, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the SEC on June 8, 2021.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents held outside the Trust Account at March 31, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and any investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of March 31, 2021 and December 31, 2020 are comprised of investments in U.S. Treasury securities having a maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities money market funds.

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

As of March 31, 2021 and December 31,2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate fair value due to the short-term nature of the instruments. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

The fair value of Private Placement Warrants is measured using Black-Scholes Option Pricing model at each balance sheet date.

Offering Costs

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 22,906,930 and 22,925,656 ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 937,500 ordinary shares that were subject to forfeiture if the option to purchase additional Units is not exercised by the underwriters (see Note 6). On September 17, 2020, the underwriters notified the Company that the over-allotment was not exercised, and as a result, 937,500 ordinary shares were forfeited and cancelled, effective as of September 19, 2020. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 19,250,000 shares of ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for redeemable ordinary shares for the three months ended March 31, 2021 is calculated by dividing the interest income earned on investments held in the trust account of approximately $17,000 by the weighted average number of redeemable ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for non-redeemable ordinary shares for the three months ended March 31, 2021 is calculated by dividing the net loss of approximately $187,000, less income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Share-based Compensation

Share-based compensation to employees and non-employees is recognized over the requisite service period based on the estimated grant-date fair value of the awards. The Company recognizes the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation would be recognized in general and administrative expense in the statement of operations. We have determined that the consummation of an initial Business Combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the three months ended March 31, 2021.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for in interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the British Virgin Islands. In accordance with British Virgin Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company issued 6,750,000 Private Placement Warrants which are recognized as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Private Placement Warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Private Placement Warrants is measured using Black-Scholes Option Pricing model at each balance sheet date.

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

NOTE 3 – Initial Public Offering

On August 10, 2020, the Company consummated its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.3 million, inclusive of approximately $8.8 million in deferred underwriting commissions.

Each Unit consists of one ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

NOTE 4 – Private Placement

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

NOTE 5 – Related Party Transactions

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that of the Company’s final prospectus, the Company agreed to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. For the three months ended March 31, 2021, the Company did not incur any expense for these services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Amended and Restated Forward Purchase Agreement

On January 31, 2021, the Company, Pubco and the Sponsor entered into the Amended and Restated Forward Purchase Agreement (the “A&R Forward Purchase Agreement”). The A&R Forward Purchase Agreement amends the Forward Purchase Agreement by, among other things, increasing the Sponsor’s purchase commitment thereunder from $20 million to $50 million and replacing the Sponsor’s commitment to acquire the Company’s public units with a commitment to acquire Pubco ordinary shares and Pubco public warrants in a private placement to occur after, and subject to, the Merger closing and prior to the Share Acquisition closing.

Directors Compensation

Commencing on August 6, 2020 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay its directors $40,000 each and granted each of the independent directors an option to purchase 40,000 Class A ordinary shares at an exercise price of $10.00 per share, which will vest upon the consummation of the initial Business Combination and will expire five years after the date on which it first became exercisable. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. During the three months ended March 31, 2021, the Company paid $80,000 director compensation.

NOTE 6 – Commitments and Contingencies

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

NOTE 7 – Warrants

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

NOTE 8 – Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue unlimited ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. On June 8, 2020, the Company issued 6,250,000 ordinary shares. In July 2020, the Company performed a 1.23 share split resulting in the Sponsor holding an aggregate of 7,687,500 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. Of these 7,687,500 Founder Shares, 937,500 were subject to forfeiture by the Sponsor (or its permitted transferees) on a pro rata basis depending on the extent to which the underwriters’ option to purchase additional units was exercised. On September 17, 2020, the underwriters notified the Company that the over-allotment option was not exercised; thus, the 937,500 ordinary shares were forfeited, effective as of September 19, 2020. As of March 31, 2021 and December 31, 2020, there were 31,750,000 ordinary shares issued and outstanding, consisting of 6,750,000 Founder Shares and 25,000,000 Public Shares (of which 22,906,930 and 22,925,656 shares are subject to possible redemption, respectively).

Preferred Shares

The Company is authorized to issue without shareholder approval of an unlimited number of preferred shares with no par value, divided into five classes, through Class E (collectively, the “preferred shares”) each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. As of March 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Share Options

In August 2020, the Company granted option awards to three of its independent directors that contain both a performance condition and service condition. Each option award is an option to purchase 40,000 ordinary shares at an exercise price of $10.00 per share which vest upon the consummation of the initial Business Combination and will expire in five years after the date on which they first become exercisable. The Company has determined that the consummation of an initial Business Combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the three months ended March 31, 2021.

NOTE 9 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - U.S. Treasury bills	$250,081,552	$-	$-	$250,081,552
Liabilities:
Derivative warrant liabilities - private placement warrants	$-	$-	$5,467,500	$5,467,500

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - U.S. Treasury bills	$250,064,076	$-	$-	$250,064,076
Liabilities:
Derivative warrant liabilities - private placement warrants	$-	$-	$7,492,500	$7,492,500

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

The fair value of the Private Placement Warrants has been estimated using a Black-Scholes Option Pricing model at each balance sheet date. For the three months ended March 31, 2021, the Company recognized a decrease in the fair value of derivative warrant liabilities of approximately $2.0 million, which is presented as change in fair value of derivative warrant liabilities in the accompanying statement of operations.

The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, for three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$7,492,500
Change in fair value of derivative warrant liabilities	(2,025,000)
Derivative warrant liabilities at March 31, 2021	$5,467,500

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates for measurement of warrant liabilities:

	March 31, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Share price	$9.90	$10.10
Term (in years)	5.17	5.42
Volatility	14.60%	18.00%
Risk-free interest rate	0.96%	0.42%
Dividend yield	-	-

NOTE 10 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued required potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including the proposed business combination. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A (defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

At March 31, 2021, we had not yet commenced operations. All activity for the period from June 3, 2020 (inception) through March 31, 2021 relates to our formation, our initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a potential target. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

The proposed business combination is subject to certain conditions, including: (i) our shareholders having approved, among other things, the transactions contemplated by the Business Combination Agreement; (ii) the absence of any law or governmental order that would prohibit the proposed transactions; (iii) the termination or expiration of all required waiting periods under the Hart-Scott-Rodino Act; (iv) our company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) remaining after the closing; (v) our company and Pubco having at least $100 million of cash either in or outside of the Trust Account, after taking into accounts payments by us for the redemption and any proceeds received by Pubco under the Amended and Restated Forward Purchase Agreement (the “A&R Forward Purchase Agreement”); (vi) the Registration Statement having been declared effective by the SEC and remaining effective; and (vii) the Pubco ordinary shares and Pubco warrants having been approved for listing on Nasdaq, subject only to official notice thereof. The proposed business combination is more fully described in Note 1 to the financial statements included in Item 8 of this Annual Report.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the preparation of the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2021, we had a net loss of approximately $187,000, which consisted of approximately $17,000 gain from investments held in trust account, a decrease in fair value of derivative warrant liabilities of approximately $2.0 million offset by approximately $2.2 million in general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $282,000 in our operating bank account, and working capital deficit of approximately $1.8 million.

Through March 31, 2021, our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to cover certain offering costs in exchange for the issuance of the Founder Shares, a loan from our Sponsor pursuant to a promissory note (the “Note”) of $191,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note balance of approximately $191,000 on August 12, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with loans (the “Working Capital Loans”). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds pursuant to the Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date of the final prospectus for the Initial Public Offering, we agreed to pay an affiliate of our Sponsor a total of up to $10,000 per month for office space, administrative and support services. For the three months ended March 31, 2021, we did not incur any expense for these services. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 22,906,930 and 22,925,656 ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the stockholders’ equity section of the accompanying unaudited condensed balance sheets.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 937,500 ordinary shares that were subject to forfeiture if the option to purchase additional Units is not exercised by the underwriters. On September 17, 2020, the underwriters notified us that the over-allotment was not exercised, and as a result, 937,500 ordinary shares were forfeited and cancelled, effective as of September 19, 2020. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 19,250,000 shares of ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Our statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for redeemable ordinary shares for three months March 31, 2021 is calculated by dividing the interest income earned on investments held in the trust account of approximately $17,000 by the weighted average number of redeemable ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for non-redeemable ordinary shares for three months ended March 31, 2021 is calculated by dividing the net loss of approximately $187,000, less income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Share-based Compensation

We comply with the accounting and disclosure requirement of ASC Topic 718, “Compensation – Stock Compensation.” We record share-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We recognize the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the condensed statements of operations. In August 2020, the Company has issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial Business Combination and will expire in five years after the date on which they first become exercisable. We have determined that the consummation of an initial Business Combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the three months ended March 31, 2021.

Derivative Warrant Liabilities

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

Simultaneously with the closing of the initial public offering, we consummated a Private Placement of 6,750,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to our sponsor, which are recognized as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the private placement warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of our Private Placement Warrants is measured using Black-Scholes Option Pricing model at each balance sheet date.

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

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. No unaudited quarterly operating data is included in this quarterly report 10-Q, as we have conducted no operations to date.

JOBS Act

The Jumpstart Our Business Startups Act of 2012, or JOBS Act, contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Controls over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Revision of Previously Issued Financial Statements

On June 8, 2021, we revised our prior position on accounting for Private Placement Warrants and restated our financial statements for the fiscal year ended December 31, 2020 to reclassify the Company’s Private Placement Warrants as fully described in Amendment No. 1 to our Annual Report on Form 10-K filed with the SEC on June 8, 2021 (“Annual Report on Form 10-K/A”).

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Due solely to the events that led to the restatement, management has identified a material weakness in internal controls related to the accounting for Private Placement Warrants issued in connection with our Initial Public Offering, as described in Note 2 to the Notes to Financial Statements in our Annual Report on Form 10-K/A. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes to the risk factors in our Annual Report on Form 10-K/A as filed with the SEC on June 8, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 6,750,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of approximately $6.8 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Use of Proceeds

On August 10, 2020, we consummated our Initial Public Offering of 25,000,000 Units, at an offering price of $10.00 per Unit, generating total gross proceeds of $250.0 million. Credit Suisse Securities (USA) LLC and BofA Securities, Inc. served as joint book-running managers. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-239972). The SEC declared the registration statement effective on August 5, 2020.

Of the gross proceeds received from the Initial Public Offering and the Private Placement, $250.0 million was placed in the Trust Account.

We paid a total of $5.0 million in underwriting discounts and approximately $532,000 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer approximately $8.8 million in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of January 31, 2021, by and among Kismet Acquisition One Corp., Kismet Sponsor Limited, solely in its capacity as the Purchaser Representative, Nexters Inc., Nexters Global Ltd., Fantina Holdings Limited, solely in its capacity as the Company Shareholders Representative and the shareholders of the Company party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 1, 2021).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 31, 2020).
10.1	Amended and Restated Forward Purchase Agreement, dated January 31, 2021, among the Registrant, Kismet Sponsor Limited and Nexters Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 1, 2021).
31.1	Certification of Chairman and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chairman and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 25th day of June, 2021.

KISMET ACQUISITION ONE CORP

By:	/s/ Ivan Tavrin
	Name:	Ivan Tavrin
	Title:	Chairman and Chief Executive Officer