Form 10-Q
period 2021-06-30
Kismet Acquisition One Corp
filed 2021-08-06
CIK 1814824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-39428

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

As of August 6, 2021, 31,750,000 ordinary shares, no par value, were issued and outstanding.

KISMET ACQUISITION ONE CORP

Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021 and the Period from June 3, 2020 (Inception) through June 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2021 and the Period from June 3, 2020 (Inception) through June 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and the Period from June 3, 2020 (Inception) through June 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

KISMET ACQUISITION ONE CORP

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$8,558	$761,523
Prepaid expenses	355,500	409,687
Total current assets	364,058	1,171,210
Investments held in Trust Account	250,087,787	250,064,076
Total assets	$250,451,845	$251,235,286

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$199,682	$221,731
Accrued expenses	2,478,585	506,374
Due to related party	8,117	8,117
Total current liabilities	2,686,384	736,222
Deferred underwriting commissions in connection with the initial public offering	8,750,000	8,750,000
Derivative warrant liabilities	8,100,000	7,492,500
Total liabilities	19,536,384	16,978,722

Commitments and Contingencies
Ordinary shares, no par value; 22,591,546 and 22,925,656 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	225,915,460	229,256,560

Shareholders’ Equity:
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 9,158,454 and 8,824,344 shares issued and outstanding (excluding 22,591,546 and 22,925,656 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	11,323,159	7,982,059
Accumulated deficit	(6,323,158)	(2,982,055)
Total shareholders’ equity	5,000,001	5,000,004
Total Liabilities and Shareholders’ Equity	$250,451,845	$251,235,286

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION ONE CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended	For the Period from June 3, 2020 (inception) through
	June 30, 2021	June 30, 2021	June 30, 2020
Operating expense
General and administrative expenses	$527,580	$2,757,314	$10,220
Loss from operations	(527,580)	(2,757,314)	(10,220)
Change in fair value of derivative warrant liabilities	(2,632,500)	(607,500)	-
Net gain from investments held in Trust Account	6,235	23,711	-
Net loss	$(3,153,845)	$(3,341,103)	$(10,220)

Weighted average shares outstanding of Founder Shares, basic and diluted (1)	6,750,000	6,750,000	6,750,000

Basic and diluted net loss per share, Founder Shares	$(0.47)	$(0.50)	$(0.00)

Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	25,000,000	25,000,000	-

Basic and diluted net income per share, redeemable ordinary shares	$0.00	$0.00	$-

(1)	For the period from June 3, 2020 (inception) through June 30, 2020, weighted average shares outstanding of Founder Shares excluded an aggregate of up to 937,500 ordinary shares subject to forfeiture if the option to purchase additional units was not exercised in full or in part by the underwriters. On September 17, 2020, the underwriters notified the Company that the over- allotment option was not exercised; thus, these shares were forfeited accordingly.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION ONE CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance - December 31, 2020	8,824,344	$7,982,059	$(2,982,055)	$5,000,004
Shares subject to possible redemption	18,726	187,260	-	187,260
Net loss	-	-	(187,258)	(187,258)
Balance - March 31, 2021 (unaudited)	8,843,070	$8,169,319	$(3,169,313)	$5,000,006
Shares subject to possible redemption	315,384	3,153,840	-	3,153,840
Net loss	-	-	(3,153,845)	(3,153,845)
Balance - June 30, 2021 (unaudited)	9,158,454	$11,323,159	$(6,323,158)	$5,000,001

For the Period from June 3, 2020 (Inception) through June 30, 2020

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance - June 3, 2020 (inception)	-	$-	$-	$-
Issuance of ordinary shares to Sponsor (1)	7,687,500	25,000	-	25,000
Net loss	-	-	(10,220)	(10,220)
Balance - June 30, 2020 (unaudited)	7,687,500	$25,000	$(10,220)	$14,780

(1)	As of June 30, 2020, this number included up to 937,500 ordinary shares subject to forfeiture if the option to purchase additional units was not exercised in full or in part by the underwriters. On September 17, 2020, the underwriters notified the Company that the over-allotment option was not exercised; thus, these shares were forfeited accordingly.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION ONE CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
	For the Six Months Ended	from June 3, 2020 (inception) through
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(3,341,103)	$(10,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	607,500	-
General and administrative expenses paid by Sponsor through note payable	-	4,753
Unrealized gain from investments held in Trust Account	(23,711)	-
Changes in operating assets and liabilities:
Prepaid expenses	54,187	-
Accounts payable	(22,049)	5,462
Accrued expenses	1,972,211	-
Net cash used in operating activities	(752,965)	(5)

Cash Flows from Financing Activities:
Proceeds received under note payable issued to related party	-	84,000
Offering costs paid	-	(83,450)
Net cash provided by financing activities	-	550

Net change in cash	(752,965)	545
Cash - beginning of the period	761,523	-
Cash - end of the period	$8,558	$545

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$-	$25,000
Offering costs included in accrued expenses	$-	$27,560
Change in value of ordinary shares subject to possible redemption	$(3,341,100)	$-

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

All activity for the period from June 3, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the preparation for its initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Proposed Business Combination

On January 31, 2021, the Company entered into a Business Combination Agreement, as amended on July 17, 2021(see Note 10) (the “Business Combination Agreement”) with Nexters Inc., a British Virgin Islands business company (“Pubco”), the Company’s Sponsor, solely in its capacity as the Purchaser Representative, Nexters Global Ltd. (“Nexters Global”), a private limited liability company domiciled in Cyprus, Fantina Holdings Limited, a private limited liability company domiciled in Cyprus, solely in its capacity as the Nexters Global Shareholders Representative, and the shareholders of Nexters Global. Pursuant to the Business Combination Agreement, among other things, the Company agreed to combine with Nexters Global in a business combination whereby the Company will merge with and into Pubco and Pubco will purchase all shares of Nexters Global, making Nexters Global a direct wholly-owned subsidiary of Pubco (the “Merger”). Pubco is a newly formed entity that was formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement.

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

KISMET ACQUISITION ONE CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On July 16, 2021, in support of the Transactions, the Company, Pubco and the Sponsor entered into separate subscription agreements (each as amended, restated or supplemented from time to time, a “Subscription Agreement”) with certain institutional investors with whom the Sponsor had prior business relationships (each, a “Subscriber”), pursuant to which the Subscribers agreed to subscribe for and purchase an aggregate of 5,000,000 shares of Pubco’s ordinary shares for a purchase price of $10.00 per share for an aggregate commitment of $50,000,000 in a private placement (the “PIPE”) to be consummated substantially concurrently with the closing of the Transactions (the “Closing”). See Note 10.

On February 2, 2021, the Company filed a Current Report on Form 8-K announcing the entry into a Material Definitive Agreement including the full Business Combination Agreement and the A&R Forward Purchase Agreement.

KISMET ACQUISITION ONE CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $9,000 in its operating bank account and a working capital deficit of approximately $2.3 million.

Through June 30, 2021, the Company’s liquidity needs were satisfied through a payment of $25,000 from Sponsor to cover certain offering costs in exchange for the issuance of the Founder Shares and a loan of approximately $191,000 from the Sponsor pursuant to the Note (see Note 5). Subsequent to the consummation the Initial Public Offering, the Company’s liquidity needs were also satisfied with net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note balance of approximately $191,000 on August 12, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

On July 7, 2021, the Sponsor agreed to loan the Company up to $400,000 pursuant to a promissory note in order to finance the Company’s working capital needs. The note is non-interest bearing and up to $1,500,000 of such loan may be convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the Sponsor.

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

KISMET ACQUISITION ONE CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents held outside the Trust Account at June 30, 2021 and December 31, 2020.

KISMET ACQUISITION ONE CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and any investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of June 30, 2021 and December 31, 2020 are comprised of investments in U.S. Treasury securities having a maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities money market funds.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investment are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets.

As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate fair value due to the short-term nature of the instruments. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

The fair value of Private Placement Warrants is measured using Black-Scholes Option Pricing model at each balance sheet date.

Fair Value of Financial Measurements

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

KISMET ACQUISITION ONE CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company issued 6,750,000 Private Placement Warrants which are recognized as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Private Placement Warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of Private Placement Warrants is measured using Black-Scholes Option Pricing model at each balance sheet date. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs associated with the issuance of derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the ordinary shares and public warrants were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 22,591,546 and 22,925,656 ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net Income (Loss) per Ordinary Share

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per ordinary share subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted, is calculated by dividing the investment income earned on the Trust Account by the weighted average number of redeemable ordinary shares outstanding for the periods. Net loss per Founder Share, basic and diluted, is calculated by dividing the net loss, less income attributable to redeemable ordinary shares, by the weighted average number of Founder Shares outstanding for the periods.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.

KISMET ACQUISITION ONE CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended	For the Six Months Ended	For the Period from June 3, 2020 (inception) through
	June 30, 2021	June 30, 2021	June 30, 2020
Redeemable ordinary shares
Numerator:
Net gain from investments held in Trust Account	$6,235	$23,711	$-
Net income attributable to redeemable ordinary shares	$6,235	$23,711	$-
Denominator:
Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	25,000,000	25,000,000	-
Basic and diluted net income per share, redeemable ordinary shares	$0.00	$0.00	$-

Founder shares
Numerator:
Net loss	$(3,153,845)	$(3,341,103)	$(10,220)
Less: Net income attributable to redeemable ordinary shares	(6,235)	(23,711)	-
Net loss attributable to Founder Shares	$(3,160,080)	$(3,364,814)	$(10,220)
Denominator:
Weighted average shares outstanding of Founder Shares, basic and diluted	6,750,000	6,750,000	6,750,000
Basic and diluted net loss per share, Founder Shares	$(0.47)	$(0.50)	$(0.00)

Share-based Compensation

Share-based compensation to employees and non-employees is recognized over the requisite service period based on the estimated grant-date fair value of the awards. The Company recognizes the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation would be recognized in general and administrative expense in the statement of operations. We have determined that the consummation of an initial Business Combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the three and six months ended June 30, 2021.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for in interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

KISMET ACQUISITION ONE CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

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

KISMET ACQUISITION ONE CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that of the Company’s final prospectus, the Company agreed to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2021, the Company did not incur any expense for these services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

KISMET ACQUISITION ONE CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Forward Purchase Agreement

On August 5, 2020, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Sponsor, which provides for the purchase of $20,000,000 of units, with each unit consisting of one ordinary share (the “Forward Purchase Shares”) and one half of one warrant to purchase one ordinary share at $11.50 per share (the “Forward Purchase Warrants”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The purchase under the Forward Purchase Agreement is required to be made regardless of whether any ordinary shares are redeemed by the Public Shareholders. The Forward Purchase Shares and Forward Purchase Warrants will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Shares and Forward Purchase Warrants may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The forward purchase agreement is accounted for as equity on the balance sheets.

Amended and Restated Forward Purchase Agreement

On January 31, 2021, the Company, Pubco and the Sponsor entered into the Amended and Restated Forward Purchase Agreement (the “A&R Forward Purchase Agreement”). The A&R Forward Purchase Agreement amends the Forward Purchase Agreement by, among other things, increasing the Sponsor’s purchase commitment thereunder from $20.0 million to $50.0 million and replacing the Sponsor’s commitment to acquire the Company’s public units with a commitment to acquire Pubco ordinary shares and Pubco public warrants in a private placement to occur after, and subject to, the Merger closing and prior to the Share Acquisition closing.

Directors Compensation

Commencing on August 6, 2020 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay its directors $40,000 each and granted each of the independent directors an option to purchase 40,000 ordinary shares at an exercise price of $10.00 per share, which will vest upon the consummation of the initial Business Combination and will expire five years after the date on which it first became exercisable. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. During the three and six months ended June 30, 2021, the Company paid $80,000 director compensation.

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

KISMET ACQUISITION ONE CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KISMET ACQUISITION ONE CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KISMET ACQUISITION ONE CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 – Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue unlimited ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. On June 8, 2020, the Company issued 6,250,000 ordinary shares. In July 2020, the Company performed a 1.23 share split resulting in the Sponsor holding an aggregate of 7,687,500 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. Of these 7,687,500 Founder Shares, 937,500 were subject to forfeiture by the Sponsor (or its permitted transferees) on a pro rata basis depending on the extent to which the underwriters’ option to purchase additional units was exercised. On September 17, 2020, the underwriters notified the Company that the over-allotment option was not exercised; thus, the 937,500 ordinary shares were forfeited, effective as of September 19, 2020. As of June 30, 2021 and December 31, 2020, there were 31,750,000 ordinary shares issued and outstanding, consisting of 6,750,000 Founder Shares and 25,000,000 Public Shares (of which 22,591,546 and 22,925,656 shares are subject to possible redemption, respectively).

Preferred Shares

The Company is authorized to issue without shareholder approval of an unlimited number of preferred shares with no par value, divided into five classes, through Class E (collectively, the “preferred shares”) each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. As of June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Share Options

In August 2020, the Company granted option awards to three of its independent directors that contain both a performance condition and service condition. Each option award is an option to purchase 40,000 ordinary shares at an exercise price of $10.00 per share which vest upon the consummation of the initial Business Combination and will expire in five years after the date on which they first become exercisable. The Company has determined that the consummation of an initial Business Combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the three and six months ended June 30, 2021.

NOTE 9 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - U.S. Treasury bills	$250,087,787	$-	$-	$250,087,787
Liabilities:
Derivative warrant liabilities - private warrants	$-	$-	$8,100,000	$8,100,000

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - U.S. Treasury bills	$250,064,076	$-	$-	$250,064,076
Liabilities:
Derivative warrant liabilities - private placement warrants	$-	$-	$7,492,500	$7,492,500

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2021.

The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

The fair value of the Private Placement Warrants has been estimated using a Black-Scholes Option Pricing model at each balance sheet date. For the three and six months ended June 30, 2021, the Company recognized an increase in the fair value of derivative warrant liabilities of approximately $2.6 million and $0.6 million, respectively, which is presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

KISMET ACQUISITION ONE CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, for three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$7,492,500
Change in fair value of derivative warrant liabilities	(2,025,000)
Derivative warrant liabilities at March 31, 2021	$5,467,500
Change in fair value of derivative warrant liabilities	2,632,500
Derivative warrant liabilities at June 30, 2021	$8,100,000

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates for measurement of warrant liabilities:

	June 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Share price	$9.91	$10.10
Term (in years)	5.13	5.42
Volatility	18.20%	18.00%
Risk-free interest rate	0.89%	0.42%
Dividend yield	-	-

NOTE 10 – Subsequent Events

On July 7, 2021, the Sponsor agreed to loan the Company an aggregate of $400,000 pursuant to a promissory note in order to finance the Company’s working capital needs. The note is non-interest bearing and up to $1,500,000 of such loan may be convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the Sponsor.

On July 17, 2021, the Company and certain of the other relevant parties to the Business Combination Agreement entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”). The Amendment, among other things, permits the Company and Pubco to enter into the Subscription Agreements (defined below) and consummate the PIPE (defined below), provides that the proceeds of the PIPE will count toward the satisfaction of the $100 million minimum cash closing condition contained in the Business Combination, and changes the “Outside Date” for the parties to consummate the Transactions to September 30, 2021. The Amendment also replaces (i) the form of Registration Rights Agreement to be entered into at the Closing with a new form of such agreement, providing for shelf registration rights to certain holders thereunder, and (ii) the form of Sponsor Lock-Up Agreement to be entered into at the Closing with a new form of such agreement, to permit the transfer of certain private placement warrants held by the Sponsor to the Subscribers (defined below) pursuant to the terms of the Subscription Agreements.

Private Placement and Subscription Agreements

On July 16, 2021, in support of the Transactions, the Company Pubco and the Sponsor entered into separate subscription agreements (each as amended, restated or supplemented from time to time, a “Subscription Agreement”) with certain institutional investors with whom the Sponsor had prior business relationships (each, a “Subscriber”), pursuant to which the Subscribers agreed to subscribe for and purchase an aggregate of 5,000,000 shares of Pubco’s ordinary shares for a purchase price of $10.00 per share for an aggregate commitment of $50,000,000 in a private placement (the “PIPE”) to be consummated substantially concurrently with the closing of the transactions (the “Closing”). The PIPE is conditioned on the substantially concurrent closing of the Transactions and other customary closing conditions. Also pursuant to the Subscription Agreements, the Sponsor agreed to transfer to the Subscribers, on the date of the Closing immediately after the issuance by Pubco of ordinary shares pursuant to the PIPE, an aggregate of 1,625,000 of the private placement warrants held by the Sponsor. The Subscribers were also given registration rights in the Subscription Agreements. The purpose of the PIPE is to raise additional capital for use in connection with the Transactions, to meet the minimum cash requirement provided in the Business Combination Agreement, and to otherwise provide working capital and funds for corporate purposes for Pubco following the Closing.

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued. Based upon this review, other than disclosed herein and in Note 1, the Company did not identify any subsequent event that would have required adjustment or disclosure in the condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including the proposed business combination and the PIPE transactions. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A (defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

At June 30, 2021, we had not yet commenced operations. All activity for the period from June 3, 2020 (inception) through June 30, 2021 relates to our formation, our initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a potential target. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generates non-operating income in the form of net gain from investments held in a trust account from the proceeds derived from the Initial Public Offering.

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

Proposed Business Combination

On January 31, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Nexters Inc., a British Virgin Islands business company (“Pubco”), our Sponsor, solely in its capacity as our Representative, Nexters Global Ltd. (“Nexters Global”), a private limited liability company domiciled in Cyprus, Fantina Holdings Limited, a private limited liability company domiciled in Cyprus, solely in its capacity as Nexters Global Shareholders Representative, and the shareholders of Nexters Global. Pursuant to the Business Combination Agreement, among other things, we agreed to combine with Nexters Global in a business combination whereby we will merge with and into Pubco and Pubco will purchase all shares of Nexters Global, making Nexters Global a direct wholly-owned subsidiary of Pubco (the “Transactions”). Pubco is a newly formed entity that was formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement. Nexters Global is one of the largest and most seasoned European gaming unicorns with deep expertise in mobile game development and marketing. It is a developer and publisher of Hero Wars mid-core RPG franchise, currently available on mobile (iOS, Android) and PC (via web and Facebook) and is looking to launch three new titles in 2021.

The proposed business combination is subject to certain conditions, including: (i) our shareholders having approved, among other things, the transactions contemplated by the Business Combination Agreement; (ii) the absence of any law or governmental order that would prohibit the proposed transactions; (iii) the termination or expiration of all required waiting periods under the Hart-Scott-Rodino Act; (iv) our company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) remaining after the closing; (v) our company and Pubco having at least $100 million of cash either in or outside of the Trust Account, after taking into accounts payments by us for the redemption and any proceeds received by Pubco under the Amended and Restated Forward Purchase Agreement (the “A&R Forward Purchase Agreement”); (vi) the Registration Statement having been declared effective by the SEC and remaining effective; and (vii) the Pubco ordinary shares and Pubco warrants having been approved for listing on Nasdaq, subject only to official notice thereof. The proposed business combination is more fully described in Note 1 to the financial statements included in Item 1 of this Quarterly Report.

On July 17, 2021, we and certain of the other relevant parties to the Business Combination Agreement entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”). The Amendment, among other things, permits us and Pubco to enter into the Subscription Agreements (defined below) and consummate the PIPE (defined below), provides that the proceeds of the PIPE will count toward the satisfaction of the $100 million minimum cash closing condition contained in the Business Combination, and changes the “Outside Date” for the parties to consummate the Transactions to September 30, 2021. The Amendment also replaces (i) the form of Registration Rights Agreement to be entered into at the Closing with a new form of such agreement, providing for shelf registration rights to certain holders thereunder, and (ii) the form of Sponsor Lock-Up Agreement to be entered into at the Closing with a new form of such agreement, to permit the transfer of certain private placement warrants held by the Sponsor to the Subscribers (defined below) pursuant to the terms of the Subscription Agreements.

Private Placement and Subscription Agreements

On July 16, 2021, in support of the Transactions, we, Pubco and the Sponsor entered into separate subscription agreements (each as amended, restated or supplemented from time to time, a “Subscription Agreement”) with certain institutional investors with whom the Sponsor had prior business relationships (each, a “Subscriber”), pursuant to which the Subscribers agreed to subscribe for and purchase an aggregate of 5,000,000 shares of Pubco’s ordinary shares for a purchase price of $10.00 per share for an aggregate commitment of $50,000,000 in a private placement (the “PIPE”) to be consummated substantially concurrently with the closing of the transactions (the “Closing”). The PIPE is conditioned on the substantially concurrent closing of the Transactions and other customary closing conditions. Also pursuant to the Subscription Agreements, the Sponsor agreed to transfer to the Subscribers, on the date of the Closing immediately after the issuance by Pubco of ordinary shares pursuant to the PIPE, an aggregate of 1,625,000 of the private placement warrants held by the Sponsor. The Subscribers were also given registration rights in the Subscription Agreements. The purpose of the PIPE is to raise additional capital for use in connection with the Transactions, to meet the minimum cash requirement provided in the Business Combination Agreement, and to otherwise provide working capital and funds for corporate purposes for Pubco following the Closing.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the preparation of the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for and completion of a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had a net loss of approximately $3.2 million, which consisted of approximately $528,000 in general and administrative expenses and an increase in fair value of derivative warrant liabilities of approximately $2.6 million offset by approximately $6,000 gain from investments held in Trust Account.

For the six months ended June 30, 2021, we had a net loss of approximately $3.3 million, which consisted of approximately $2.8 million in general and administrative expenses and an increase in fair value of derivative warrant liabilities of approximately $608,000 offset by approximately $24,000 gain from investments held in Trust Account.

For the period from June 3, 2020 (inception) through June 30, 2020, we had a net loss of approximately $10,000 consisting solely of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $9,000 in our operating bank account, and working capital deficit of approximately $2.3 million.

Through June 30, 2021, our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to cover certain offering costs in exchange for the issuance of the Founder Shares, a loan from our Sponsor pursuant to a promissory note (the “Note”) of $191,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note balance of approximately $191,000 on August 12, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with loans (the “Working Capital Loans”). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

On July 7, 2021, the Sponsor agreed to loan us an aggregate of $400,000 pursuant to a promissory note in order to finance our working capital needs. The note is non-interest bearing and up to $1,500,000 of such loan may be convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the Sponsor.

On July 16, 2021, we, Pubco and the Sponsor entered into separate Subscription Agreements with certain Subscribers, pursuant to which the Subscribers agreed to subscribe for and purchase an aggregate of 5,000,000 shares of Pubco’s ordinary shares for a purchase price of $10.00 per share for an aggregate commitment of $50,000,000 in a PIPE to be consummated substantially concurrently with the Closing.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds pursuant to the Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

On July 7, 2021, the Sponsor agreed to loan us an aggregate of $400,000 pursuant to a promissory note in order to finance our working capital needs. The note is non-interest bearing and up to $1,500,000 of such loan may be convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the Sponsor.

Administrative Services Agreement

Commencing on the date of the final prospectus for the Initial Public Offering, we agreed to pay an affiliate of our Sponsor a total of up to $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2021, we did not incur any expense for these services. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees.

Forward Purchase Agreement

On August 5, 2020, we entered into a forward purchase agreement (the “Forward Purchase Agreement”) with our Sponsor, which provides for the purchase of $20.0 million of units, with each unit consisting of one ordinary share (the “Forward Purchase Shares”) and one half of one warrant (the “Forward Purchase Warrants”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The purchase under the Forward Purchase Agreement is required to be made regardless of whether any ordinary shares are redeemed by the Public Shareholders. The Forward Purchase Shares and Forward Purchase Warrants will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Shares and Forward Purchase Warrants may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

Amended and Restated Forward Purchase Agreement

On January 31, 2021, we, Pubco and our sponsor entered into the A&R Forward Purchase Agreement. The A&R Forward Purchase Agreement amends the forward purchase agreement by, among other things, increasing the sponsor’s purchase commitment thereunder from $20.0 million to $50.0 million and replacing the sponsor’s commitment to acquire our public units with a commitment to acquire Pubco ordinary shares and Pubco public warrants in a private placement to occur after, and subject to, the Merger closing and prior to the Share Acquisition closing.

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

In connection with the Transactions, Pubco, our sponsor and three of Holders will enter into the New Registration Rights Agreement, pursuant to which, among other things, subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, that Pubco file a registration statement with the SEC to register the securities of Pubco held by such Holders. The New Registration Rights Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

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

Investments Held in Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investment are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Simultaneously with the closing of the initial public offering, we consummated a Private Placement of 6,750,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to our sponsor, which are recognized as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the Private Placement Warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of our Private Placement Warrants is measured using Black-Scholes Option Pricing model at each balance sheet date. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 22,591,546 and 22,925,656 ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the stockholders’ equity section of the accompanying unaudited condensed balance sheets.

Net Income (Loss) per Ordinary Share

Our unaudited condensed statements of operations includes a presentation of income (loss) per ordinary share subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted, is calculated by dividing the investment income earned on the Trust Account by the weighted average number of redeemable ordinary shares outstanding for the periods. Net loss per Founder Share, basic and diluted, is calculated by dividing the net loss, less income attributable to redeemable ordinary shares, by the weighted average number of Founder Shares outstanding for the periods.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Share-based Compensation

We comply with the accounting and disclosure requirement of ASC Topic 718, “Compensation – Stock Compensation.” We record share-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We recognize the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the condensed statements of operations. In August 2020, the Company has issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial Business Combination and will expire in five years after the date on which they first become exercisable. We have determined that the consummation of an initial Business Combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the three and six months ended June 30, 2021.

Recent Accounting Pronouncements

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. No unaudited quarterly operating data is included in this quarterly report 10-Q, as we have conducted no operations to date.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Controls over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Due solely to the events that led to the restatement, management has identified a material weakness in internal controls related to the accounting for Private Placement Warrants issued in connection with our Initial Public Offering, as described in Note 2 to the Notes to Financial Statements in our Annual Report on Form 10-K/A. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Amendment No. 1 to Business Combination Agreement, dated as of July 17, 2021, by and among Kismet Acquisition One Corp, Kismet Sponsor Limited, solely in its capacity as the Purchaser Representative, Nexters Inc., Nexters Global Ltd., Fantina Holdings Limited, solely in its capacity as the Company Shareholders Representative and the shareholders of the Company party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 31, 2020).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021).
31.1	Certification of Chairman and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chairman and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of August 2021.

KISMET ACQUISITION ONE CORP

By:	/s/ Ivan Tavrin
	Name:	Ivan Tavrin
	Title:	Chairman and Chief Executive Officer